Form 10QSB
period 1995-09-30
LOGIMETRICS INC
filed 1995-11-20
CIK 60128

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1995

( )  Transition Report under Section 13 or 15 (d) of the Exchange
     Act for the transition period from  ________ to _________

For Quarter Ended September 30, 1995

Commission File No. 0-10696

                               LogiMetrics, Inc.

A Delaware Corporation                           I.R.S. Employer Identification
                                                           11-2171701

                121-03 Dupont Street, Plainview, New York 11803

                                (516) 349-1700

Indicate by check mark whether the registrant (1) has filed all reports requred to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___

Common Stock Issued and Outstanding as of September 30, 1995

         Class A., $.10 par value - 2,860,602

                        PART I - FINANCIAL INFORMATION

Item I:  Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1995

         ASSETS

CURRENT ASSETS:
 Cash                                              $    5,055
 Accounts receivable, less allowance
   for doubtful accounts of $4,280                  1,274,028
 Cost and estimated earnings in excess of
   billings on uncompleted contracts (Note 2)       4,235,455
 Inventories (Note 3)                               2,056,961
 Prepaid expenses and other current assets            103,857
                                                   ----------
     Total current assets                           7,675,356

EQUIPMENT AND FIXTURES                                374,283

OTHER ASSETS                                           44,154
                                                   ----------
                                                   $8,093,793
                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $2,252,458
  Loans from stockholders                              60,000
  Current portion of long-term debt                   120,626
  Income tax payable - current                         25,000
                     - deferred                       299,000
                                                   ----------
    Total current liabilities                       2,757,084
                                                   ----------
LONG-TERM DEBT                                      2,586,638
                                                   ----------
STOCKHOLDERS' EQUITY (Note 4)
    Common Stock:
      Class A, $.10 par value: authorized,
        6,000,002 shares; issued and
        outstanding,  2,860,602                       286,062
    Additional paid-in capital                      1,991,209
    Retained Earnings                                 650,750
                                                   ----------
                                                    2,928,021
 Less:  Stock subscriptions receivable               (177,950)
                                                   ----------
                                                    2,750,071
                                                   ----------
                                                   $8,093,793
                                                   ==========

                See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC.AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNING

                                          Three Months Ended September 30
                                              1995            1994
                                              ----            ----
REVENUES:
 Net sales                                 $2,302,804      $1,816,547
                                           ----------      ----------
COSTS AND EXPENSES:
 Costs of sales                             1,742,303       1,295,289
 Selling, general and administrative          403,784         387,193
 Interest expense                              82,362          66,206
                                           ----------      ----------
                                            2,228,449       1,748,688
                                           ----------      ----------

EARNINGS BEFORE PROVISION FOR INCOME TAX       74,355          67,859

PROVISION FOR INCOME TAXES                     25,000          27,000
                                           ----------      ----------
NET EARNINGS                                   49,355          40,859

RETAINED EARNINGS
  BEGINNING OF PERIOD                         601,395         443,618
                                           ----------      ----------
RETAINED EARNINGS
  END OF PERIOD                            $  650,750      $  484,477
                                           ==========      ==========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARES (NOTE 5)               $      .02      $      .02
                                           ==========      ==========
AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                        2,860,602       2,280,602
                                           ==========      ==========

                See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended September 30,
                                                         1995        1994
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $  49,355   $  40,859
                                                      ---------   ---------
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
      Depreciation and amortization                      22,745      23,369
      Changes in operating assets and
         liabilities:
        (Increase) decrease in assets:
          Accounts receivable                           752,018     317,259
          Costs and estimated earnings in excess
            of billings on uncompleted contracts       (876,472)   (308,937)
          Inventories                                    11,367      (9,457)
          Prepaid expenses and other current assets     (44,721)    (16,296)
          Other assets                                        0     (13,817)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses          28,998    (389,013)
          Income tax payable - current                   25,000      27,000
                                                      ---------   ---------
         Total adjustments                              (81,065)   (369,892)
                                                      ---------   ---------
      Net cash (used in) operating activities           (31,710)   (329,033)
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (15,364)     (2,275)
                                                      ---------   ---------
      Net cash (used in) investing activities           (15,364)     (2,275)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of financing                                342,000     300,000
   Repayment of debt                                   (330,729)    (30,729)
                                                      ---------   ---------
      Net cash provided by financing activities          11,271     269,271
                                                      ---------   ---------
NET DECREASE IN CASH                                    (35,803)    (62,037)

CASH, beginning of period                                40,858      80,082
                                                      ---------   ---------
CASH, end of period                                   $   5,055   $  18,045
                                                      =========   =========

                See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements

                  The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary (collectively called the "Company"). All intercompany balances and transaction have been eliminated.

                  The balance sheet as of September 30, 1995, the statement of earnings and retained earnings for the three month periods ended September 30, 1995 and 1994, and the statement of cash flows for the three month periods then ended have been prepared by the Registrant without audit. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended September 30, 1995.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995 annual report on form 10-KSB. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

                       LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

2.       Costs and Estimated Earnings in Excess of Billings on Uncompleted
         Contracts:

         Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at September 30, 1995:

               Costs and estimated earnings       $5,793,271
               Less progress billings              1,557,816
                                                  ----------
                                                  $4,235,455
                                                  ==========

3.       Inventories

      Inventories consists of the following at September 30, 1995:

               Raw material and components        $1,713,961
               Work-in-process                        58,000
               Finished goods                        285,000
                                                  ----------
                                                  $2,056,961
                                                  ==========

4.       Stockholder's Equity

         In August 1995, all Class B common stock (250,000 shares) were converted to Class A common stock. As a result of this conversion, the number of Class A shares issued and outstanding increased by 250,000 shares to 2,860,602 shares.

5.       Earnings Per Share

         Earnings per common share were computed by dividing net earnings by the weighted average number of shares of Class A and Class B common stock outstanding during the period. Equivalent shares resulting from the assumed exercise of options and warrants have been excluded from the calculation as their effect is anti-dilutive.

                       LOGIMETRICS, INC. AND SUBSIDIARY

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and capital resources

         The Registrant had working capital of $4,837,748 at September 30, 1995 as compared to $4,918,272 at June 30, 1995. The backlog of unfilled orders for the Company's products was $6,628,791 at September 30, 1995 as compared to $6,625,089 on uncompleted contracts (see note 2).

         The Company at the present time has completed negotiations with its bank regarding its financial agreements. Its accommodation provides the Company with a revolving note of $2,200,000 and the remainder under a 60 month term note for $500,000. An aggregate of $2,377,799 was outstanding at September 30, 1995. The revolving loan bears interest at 2.5% above the prime rate; the term note carries interest at 1.5% above the prime rate. The prime rate at September 30, 1995 was 8.75%. The agreements prohibit the payment of dividends.

         In July 1995, the Company completed a private offering of 15 Units at a price of $20,800 per Unit. Each Unit consists of one $20,000 Convertible Subordinated Debenture and one Series A Warrant. The Debentures, bearing interest at 12% per annum, are payable on July 14, 1997 and are subordinated to the Company's bank debt and capital lease obligations.


         The consolidated statement of cash flows for the three months ended September 30, 1995 reflects cash used in operations of approximately $32,000. Net cash provided by financing activities, representing borrowing less repayments, approximately $11,000.

Results of Operations

         Net sales for the three months ended September 30, 1995 were 27% higher than the corresponding period in the prior year. While sales are expected to increase this fiscal year, the increase is not expected to be at the same rate as this past quarter. The Company's overall gross profit percentage was 24.3% and 29.3% for the three months ended September 30, 1995 and 1994, respectively.

         Selling, general, and administrative expenses for the three month period ended September 30, 1995 decreased approximately 4% (as a percentage of sales) as compared to the comparable period of the prior year. This level of expenditure reflects management's continuing efforts towards cost reduction and profitability.

         Interest expense increased from 1994 to 1995, reflecting increased borrowing and higher interest rates.

                       LOGIMETRICS, INC. AND SUBSIDIARY

Item 5: Other Matters

         On August 31, 1995, Alfred Mendelsohn and Mark Fisher were elected to the Board of Directors bringing the total number of directors to five.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOGIMETRICS, INC

Date: 13 November 1995                 By:    /s/ Murray H. Feigenbaum
                                           -------------------------------
                                           Murray H. Feigenbaum,
                                           President

Date: November 13, 1995                By:       /s/ Jerome Deutsch
                                           -------------------------------
                                           Jerome Deutsch
                                           Executive Vice President
                                           and Principal Financial Officer