Form 10QSB
period 1995-12-31
LOGIMETRICS INC
filed 1996-02-12
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995

( ) Transition Report under Section 13 or 15 (d) of the Exchange Act for the transition period from ________ to _________

For Quarter Ended December 31, 1995

Commission File No. 0-10696

                               LogiMetrics, Inc.
A Delaware Corporation                            I.R.S. Employer Identification
                                                            11-2171701

                121-03 Dupont Street, Plainview, New York 11803

                                 (516) 349-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Common Stock Issued and Outstanding as of December 31, 1995

         Class A., $.10 par value - 2,860,602

                         PART I - FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995

         ASSETS

CURRENT ASSETS:
 Cash                                           $    30,807
 Accounts receivable, less allowance
   for doubtful accounts of $4,280                1,268,550
 Cost and estimated earnings in excess of
   billings on uncompleted contracts (Note 2)     4,146,960

 Inventories (Note 3)                             2,370,488
 Prepaid expenses and other current assets          101,637
                                                -----------
     Total current assets                         7,918,442

EQUIPMENT AND FIXTURES                              409,632

OTHER ASSETS                                         56,808
                                                -----------
                                                $ 8,384,882
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $ 2,514,754
  Loans from stockholders                            60,000
  Current portion of long-term debt               2,336,938
  Income tax payable - current                       30,000
                    - deferred                      299,000
                                                -----------
    Total current liabilities                     5,240,692
                                                -----------
LONG-TERM DEBT                                      390,414
                                                -----------
STOCKHOLDERS' EQUITY (Note 4)
    Common Stock:
      Class A, $.10 par value: authorized,
        7,000,000 shares; issued and
        outstanding, 2,860,602                      286,062
    Additional paid-in capital                    1,988,709
    Retained Earnings                               656,955
                                                -----------
                                                  2,931,726
 Less:  Stock subscriptions receivable             (177,950)
                                                -----------
                                                  2,753,776
                                                -----------
                                                $ 8,384,882
                                                ===========

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                            Six Months Ended December 31,
                                                1995            1994
                                                ----            ----
REVENUES:
 Net sales                                   $ 4,189,576     $ 3,779,824
                                             -----------     -----------

COSTS AND EXPENSES:
 Costs of sales                                3,170,617       2,654,765
 Selling, general and administrative             770,371         887,863
 Interest expense                                163,028         140,529
                                             -----------     -----------
                                               4,104,016       3,683,157
                                             -----------     -----------
EARNINGS BEFORE PROVISION FOR INCOME TAXES        85,560          96,667

PROVISION FOR INCOME TAXES                        30,000          39,000
                                             -----------     -----------
NET EARNINGS                                      55,560          57,667

RETAINED EARNINGS
  BEGINNING OF PERIOD                            601,395         443,618
                                             -----------     -----------
RETAINED EARNINGS
  END OF PERIOD                              $   656,955     $   501,285
                                             ===========     ===========
EARNINGS PER COMMON SHARE (NOTE 5)
    Primary                                  $       .01     $       .02
                                             ===========     ===========
    Fully Diluted                            $       .01     $       .02
                                             ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS OUTSTANDING (NOTE 5)
    Primary                                    4,788,482       2,530,602
                                             ===========     ===========
    Fully Diluted                              6,108,602       2,530,602
                                             ===========     ===========

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                          Three Months Ended December 31,
                                               1995             1994
                                               ----             ----
REVENUES:
 Net sales                                   $ 1,886,772    $ 1,963,277
                                             -----------    -----------
COSTS AND EXPENSES:
 Costs of sales                                1,428,314      1,359,476
 Selling, general and administrative             366,587        500,670
 Interest expense                                 80,666         74,323
                                             -----------    -----------
                                               1,875,567      1,934,469
                                             -----------    -----------
EARNINGS BEFORE PROVISION FOR INCOME TAXES        11,205         28,808



PROVISION FOR INCOME TAXES                         5,000         12,000
                                             -----------    -----------
NET EARNINGS                                       6,205         16,808

RETAINED EARNINGS
  BEGINNING OF PERIOD                            650,750        484,477
                                             -----------    -----------

RETAINED EARNINGS
  END OF PERIOD                              $   656,955    $   501,285
                                             ===========    ===========
EARNINGS PER COMMON SHARE (NOTE 5)
    Primary                                  $       .01    $       .01
                                             ===========    ===========
    Fully Diluted                            $       .00    $       .01
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS OUTSTANDING (NOTE 5)
    Primary                                    4,858,380      2,530,602
                                             ===========    ===========
    Fully Diluted                              6,108,602      2,530,602
                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended December 31,
                                                         1995         1994
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $  55,560    $  57,667
                                                      ---------    ---------
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
      Depreciation and amortization                      49,761       46,847
      Non-cash compensation                                   0       33,000
      Deferred income tax provision                           0       40,000
      Changes in operating assets and
         liabilities:
        (Increase) decrease in assets:
          Accounts receivable                           757,496      213,051
          Costs and estimated earnings in excess
            of billings on uncompleted contracts       (787,978)    (555,115)
          Inventories                                  (302,160)    (100,961)
          Prepaid expenses and other current assets     (42,501)      (2,443)
          Other assets                                  (18,500)       3,855
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses         291,295       28,319
          Income tax payable - current                   30,000       (1,000)

                                                      ---------    ---------

         Total adjustments                              (22,587)    (294,447)
                                                      ---------    ---------
      Net cash provided by (used in) operating
      activities                                         32,973     (236,780)
                                                      ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (71,883)      (4,888)
                                                      ---------    ---------

      Net cash (used in) investing activities           (71,883)      (4,888)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of financing                                394,936      300,000
   Repayment of debt                                   (366,077)     (61,458)
                                                      ---------    ---------

      Net cash provided by financing activities          28,859      238,542
                                                      ---------    ---------

NET DECREASE IN CASH                                    (10,051)      (3,126)

CASH, beginning of period                                40,858       80,082
                                                      ---------    ---------

CASH, end of period                                   $  30,807    $  76,956
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

     The balance sheet as of December 31, 1995, the statements of earnings and retained earnings for the six month and three month periods ended December 31, 1995 and 1994, and the statement of cash flows for the six month period then ended have been prepared by the Registrant without audit. The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended December 31, 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995 annual report on form 10-KSB. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year.

                        LOGIMETRICS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

2.       Costs and Estimated Earnings in Excess of Billings on Uncompleted
         Contracts:

         Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at December 31, 1995:

                   Costs and estimated earnings   $6,928,053
                   Less progress billings          2,781,093
                                                  ----------
                                                  $4,146,960
                                                  ==========
3.       Inventories

         Inventories consists of the following at December 31, 1995:

                   Raw material and components   $ 1,975,488
                   Work-in-process                    67,000
                   Finished goods                    328,000
                                                 -----------
                                                 $ 2,370,488
                                                 ===========
4.       Stockholders' Equity

         In August 1995, all Class B common stock (250,000 shares) were converted to Class A common stock. As a result of this conversion, the number of Class A shares issued and outstanding increased by 250,000 shares to 2,860,602 shares.

5.       Earnings Per Share

         For both primary and fully diluted purposes, per share amounts for the six month and three month periods ended December 31, 1995 were computed using the modified treasury stock method. Under this method, the weighted average number of common and common equivalent shares is based on the weighted average number of actual common shares outstanding during the year, the assumed exercise of all options and warrants, the use of proceeds of such assumed exercises to acquire 20% of the outstanding common stock and the use of the remaining proceeds to retire Company debt and the balance invested in U.S. Government securities.

         Earnings per common share for the six month and three month periods ended December 31, 1994 were computed by dividing net earnings by the weighted average number of shares of Class A and Class B common stock outstanding during the period. Equivalent shares resulting from the assumed exercise of options and warrants have been excluded from the calculation as their effect is anti-dilutive.

                        LOGIMETRICS, INC. AND SUBSIDIARY

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and capital resources

         The Registrant had working capital of $2,677,750 at December 31, 1995 as compared to $4,918,272 at June 30, 1995. The reduction in working capital was a result of the Company's revolving note of $2,200,000 with its bank, which is referred to in the following paragraph, being classified as current. The backlog of unfilled orders for the Company's products was $7,516,088 at December 31, 1995 as compared to $8,956,082 at December 31, 1994 before reduction for costs and estimated earnings on uncompleted contracts (See Note 2).

         The Company at the present time has completed negotiations with its bank regarding its financial agreements. Its accommodation provides the Company with a revolving note of $2,200,000 which matures October 1, 1996, and the remainder under a 60 month term note for $500,000. An aggregate of $2,352,799 was outstanding at December 31, 1995. The revolving loan bears interest at 2.5% above the prime rate; the term note carries interest at 1.5% above the prime rate. The prime rate at December 31, 1995 was 8.5%. Obligations under the revolving credit and term loan contains certain financial covenants which require, among other things, the maintenance of stated working capital levels, minimum tangible net worth and debt to equity requirements. The agreements prohibit the payment of dividends.

         In July 1995, the Company completed a private offering of 15 Units at a price of $20,800 per Unit. Each Unit consists of one $20,000 Convertible Subordinated Debenture and one Series A Warrant. The Debentures, bearing interest at 12% per annum, are payable on July 14, 1997 and are subordinated to the Company's bank debt and capital lease obligations.

         The consolidated statement of cash flows for the six months ended December 31, 1995 reflects cash provided by operations of approximately $33,000. Net cash provided by financing activities, representing borrowing less repayments, approximated $29,000, while $72,000 was utilized for capital expenditures.

Results of Operations


Six Months ended December 31, 1995 and 1994

         Net sales for the six months ended December 31, 1995 were 11% higher than the corresponding period in the prior year. The Company's overall gross profit percentage was 24.3% and 29.8% for the six months ended December 31, 1995 and 1994, respectively.

         Selling, general, and administrative expenses for the six month period ended December 31, 1995 decreased approximately 5% (as a percentage of sales) as compared to the same period of the prior year. This level of expenditure reflects management's continuing efforts towards cost reduction and profitability.

         Interest expense increased from 1994 to 1995, reflecting increased borrowing and higher interest rates.

Three Months ended December 31, 1995 and 1994

         Revenue for the three month December 31, 1995 decreased approximately 4% as compared to the same period of the prior year.

         Selling, General and Administrative expenses for the three month period ended December 31, 1995 decreased approximately 6% (as a percentage of the sales) compared with the same period of the prior year.

         Earnings from operations for the three month period ended December 31, 1995 decreased approximately $10,000 compared with the same period of the prior year.

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

                                          LOGIMETRICS, INC

Date: February 9, 1996                    By: /S/ Murray H. Feigenbaum
                                              ------------------------
                                              Murray H. Feigenbaum,
                                              President

Date: February 9, 1996                    By: /S/ Jerome Deutsch
                                              ------------------------
                                              Jerome Deutsch
                                              Executive Vice President

                                              and Principal Financial Officer