Form 10QSB
LOGIMETRICS INC
filed 1996-05-20
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

(Mark one)

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

( ) Transition Report under Section 13 or 15 (d) of the Exchange Act for the transition period from ________ to _________

For Quarter Ended March 31, 1996

Commission File No. 0-10696

                               LogiMetrics, Inc.

A Delaware Corporation                          I.R.S. Employer Identification
                                                         No. 11-2171701

                121-03 Dupont Street, Plainview, New York 11803

                                (516) 349-1700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock Issued and Outstanding as of March 31, 1996

         Par Value $.01 per share - 2,860,602

INDEX
LOGIMETRICS, INC. AND SUBSIDIARY

PART I            FINANCIAL INFORMATION                                 PAGE

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheet -                            3
        March 31, 1996

        Condensed consolidated statements of operations and
        (deficit) retained earnings - Nine months ended
        March 31, 1996 and 1995                                           4

        Condensed consolidated statements of operations and
        (deficit) retained earnings - Three months ended
        March 31, 1996 and 1995                                           5

        Condensed consolidated statements of cash flows -
        nine months ended March 31, 1996 and 1995                         6

        Notes to condensed consolidated financial statements
        - March 31, 1996                                                  7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                               11

PART II           OTHER INFORMATION

The information required in Part II, Items 1, 3, and 5, are inapplicable and have therefore been omitted.

Item 2. Changes in Securities                                            13


Item 4. Submission of Matters to a Vote of Security-Holders              13

Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                               15

PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)

ASSETS            (Note 4)

CURRENT ASSETS:
 Cash                                            $   957,866
 Accounts receivable, less allowance
   for doubtful accounts of $75,000                1,011,170
 Cost and estimated earnings in excess of
   billings and uncompleted contracts (Note 2)     1,239,257
 Inventories (Note 3)                              2,155,295
 Prepaid expenses and other current assets           179,192
                                                   ---------
     Total current assets                          5,542,780

Equipment and fixtures                               391,249
Deferred financing costs (Note 4)                    315,375
Other assets                                          29,149
                                                   ---------
TOTAL ASSETS                                     $ 6,278,553
                                                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $ 1,834,686
  Current portion of long-term debt (Note 4)         181,043
                                                   ---------

    Total current liabilities                      2,015,729
                                                   ---------
LONG-TERM DEBT (Note 4)                            4,019,294
                                                   ---------

COMMITMENTS  (Note 5)

STOCKHOLDERS' EQUITY (Notes 6 and 9)
    Preferred Stock:
      Series A, Stated value $50,000 per share;
      authorized, 200 shares; issued and
      outstanding, 30 shares                       1,500,000
    Common Stock:
      Par Value $.01: authorized,
      35,000,000 shares; issued and
      outstanding, 2,860,602 shares                   28,606
    Additional paid-in capital                     1,881,855
    Deficit                                       (3,002,731)
                                                   ---------
                                                     407,730
 Less:  Stock subscriptions receivable              (164,200)
                                                   ---------
                                                     243,530
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 6,278,553
                                                   =========

                See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
                                  (UNAUDITED)


                                            NINE MONTHS ENDED MARCH 31,
                                            --------------------------
                                               1996            1995
                                               ----            ----

Net sales                                 $ 3,526,633    $ 6,314,178
  Cost of sales                             4,088,233      4,490,737
                                            ---------      ---------
Gross (loss) profit                          (561,600)     1,823,441
                                            ---------      ---------
Expenses:
  Selling, general and administrative       1,464,848      1,421,019
  Non-recurring charges  (Note 7)           1,626,000         -
                                            ---------      ---------
  Total Expenses                            3,090,848      1,421,019
                                            ---------      ---------
(Loss) Income from operations              (3,652,448)       402,422
  Interest Expense                            250,678        224,220
                                            ---------      ---------
(Loss) before income taxes                 (3,903,126)       178,202
  (Benefit) Provision for income taxes       (299,000)        71,000
                                            ---------      ---------
Net (Loss) Earnings                       $(3,604,126)   $   107,202
                                            =========      =========




Retained Earnings, beginning
  of period                               $   601,395    $   443,618

Net (Loss) Earnings                        (3,604,126)       107,202
                                            ---------      ---------

(Deficit) Retained Earnings,
  end period                              $(3,002,731)   $   550,820
                                            =========      =========



(Loss) Earnings per common share (Note 8) $     (1.26)   $       .04

Weighted average number of common shares
  and equivalents outstanding (Note 8)      2,860,602      2,652,244









                See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
                                  (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31,
                                           ---------------------------
                                              1996           1995
                                              ----           ----


Net sales                                 $   947,775     $ 2,534,354
  Cost of sales                               917,616       1,835,972
                                            ---------       ---------
Gross Profit                                   30,159         698,382
                                            ---------       ---------
Expenses:
  Selling, general and administrative         694,477         533,156
  Non-recurring charges (Note 7)            1,626,000           -
                                            ---------       ---------
  Total expenses                            2,320,477         533,156
                                            ---------       ---------
(Loss) Income from operations              (2,290,318)        165,226
  Interest Expense                             87,650          83,691
                                            ---------       ---------
(Loss) Income before income taxes          (2,377,968)         81,535
  Provision for income taxes                    -              32,000
                                            ---------       ---------
Net (Loss) Earnings                       $(2,377,968)    $    49,535
                                            =========       =========




(Deficit) Retained Earnings,
  beginning of period                     $  (624,763)    $   501,285

Net (Loss) Earnings                        (2,377,968)         49,535
                                            ---------       ---------

(Deficit) Retained Earnings,
  end of period                           $(3,002,731)    $   550,820
                                            =========       =========





(Loss) Earnings per common share (Note 8) $      (.83)    $       .02

Weighted average number of common shares
  and equivalents outstanding (Note 8)      2,860,602       2,652,244










                See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               NINE MONTHS ENDED MARCH 31,
                                               --------------------------
                                                    1996         1995
                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                          $(3,604,126)   $   107,202
                                                 ---------      ---------
  Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
      Depreciation and amortization                 69,381         70,325
      Non-cash compensation                           -            33,000
      Deferred income tax (benefit) provision     (299,000)        40,000
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                    1,014,876        379,201
          Costs and estimated earnings in excess
            of billings on incomplete contracts  2,119,726       (903,914)
          Inventories                              (86,967)         4,308
          Prepaid expenses and other
            current assets                        (120,056)         4,121
          Other assets                            (298,342)         6,007
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses   (388,774)        62,359
          Income tax payable - current               -             31,000
                                                 ---------      ---------
         Total adjustments                       2,010,844       (273,593)
                                                 ---------      ---------
      Net cash provided by (used in) operating
        activities                              (1,593,282)      (166,391)
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (77,148)        (5,362)
                                                 ---------      ---------

      Net cash (used in) investing activities      (77,148)        (5,362)
                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of debt financing                    1,894,936        300,000
   Proceeds of Preferred Stock issuance          1,145,595          -
   Repayment of loans from stockholders            (60,000)         -
   Repayment of debt                              (393,093)       (92,188)
                                                 ---------      ---------

      Net cash provided by financing activities  2,587,438        207,812

NET INCREASE IN CASH                               917,008         36,059

CASH, beginning of period                           40,858         80,082
                                                 ---------      ---------

CASH, end of period                            $   957,866    $   116,141
                                                 =========      =========


                See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements


                  The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary
(collectively called the "Company"). All intercompany balances and transactions have been eliminated.

                  The balance sheet as of March 31, 1996, the statements of operations and (deficit) retained earnings for the nine month and three month periods ended March 31, 1996 and 1995, and the statements of cash flows for the nine month periods then ended have been prepared by the Registrant without audit. Such accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the year ending June 30, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.


2.       Costs and Estimated Earnings in Excess of Billings on
         Uncompleted Contracts


         Cost and estimated earnings in excess of billings on uncompleted contracts consist of the following at March 31, 1996 :

                    Costs and estimated earnings     $2,179,714
                    Less: Progress billings            (940,457)
                                                     -----------
                                                     $1,239,257
                                                     ===========

3.       Inventories


      Inventories consist of the following at March 31, 1996:

                     Raw material and components  $2,076,395
                     Work-in-process                  78,900
                                                  ----------
                                                  $2,155,295
                                                  ==========

                       LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


4.       Long-Term Debt


         Long-Term debt consists of the following at March 31, 1996:

              Notes payable to bank                  $2,336,132
              Senior Convertible Subordinated
                 Debentures                           1,500,000
              Convertible Subordinated Debentures       300,000
              Other obligations                          64,205
                                                     ----------
                                                     $4,200,337
              Less: Current portion                    (181,043)
                                                     ----------
                                                     $4,019,294
                                                     ==========

         The Company has two credit facilities available to it from a bank. The facilities provide the Company with a revolving loan of $2,200,000 which matures October 31, 1997, and a term loan of $800,000 which matures December 31, 1998. An aggregate of $2,336,132 was outstanding at March 31, 1996. The revolving loan bears interest at the rate of 2% per annum in excess of the prime rate; the term loan bears interest at the rate of 1.5% per annum in excess of the prime rate. The prime rate was 8.25% at March 31, 1996. All corporate assets serve as collateral for the credit facilities.

         The credit facilities with the bank contain certain financial covenants, effective beginning June 30, 1996, which would be in default as of March 31, 1996. The Company expects to renegotiate these covenants with the bank to reflect the restructuring and to facilitate the Company's growth in the communications market.

         On March 7, 1996 the Company completed a second private offering of 30 Units of its securities. Each unit consists of one $50,000 12% Convertible Senior Subordinate Debenture, due December 31, 1998, and one Series C warrant. The Debentures are subordinated to the Company's bank debt and capital lease obligations.

         On July 14, 1995, the Company completed a private offering of 15 Units of its securities at a price of $20,800 per Unit. Each Unit consists of one $20,000 12% Convertible Subordinated Debenture and one Series A Warrant and Series B Warrant. The Debentures are payable on July 14, 1997 and are subordinated to the Company's bank debt and capital lease obligations.

         Deferred financing costs are being amortized on the straight-line basis over the lives of the related loans.

                       LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


5.       Commitments


         In 1996 the Company entered into and amended employment agreements with certain key executives of the Company. The agreements, which expire from 1998 to 2000, provide for aggregate minimum annual salaries of $402,000.

         One of the employment agreements provides for a signing bonus of $200,000, which has been charged to operations in the quarter ended March 31, 1996. This agreement further provides for the issuance of options to purchase 1,000,000 shares of the Company's common stock, in vested increments, through December 31, 1999 at prices ranging from $.40 to $4.00 per share.

         In December 1995, the Company entered into a consulting agreement with two companies. Under the terms of the agreement, Series E Warrants were issued, which entitle the holders thereof to purchase an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $.40 per share at any time prior to the seventh anniversary of the Series E Warrant.


6.       Stockholders' Equity


         In August 1995, all Class B common stock (250,000 shares) was converted to Class A common stock. As a result of this conversion, the number of Class A shares issued and outstanding increased by 250,000 shares to 2,860,602 shares.

         In March 1996, the Company's Certificate of Incorporation was amended. Among other things, the authorized Common Stock of the Company was increased from 7,000,000 shares of Class A Common Stock, par value $.10 per share, to 35,000,000 shares of Common Stock, par value $.01 per share. The appellation "Class A" has been eliminated from the Common Stock, since there are no longer any shares of Class B Common Stock outstanding.

         In addition, the Company's Certificate of Incorporation was amended to authorize 200 shares of Preferred Stock, par value $.01 per share.

         In March 1996, the Company completed a private offering of 30 Units of its securities, each Unit consists of one share of 12% Cumulative Convertible Redeemable Preferred Stock of the Company and one Series D Warrant.

                       LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


         Each share of Preferred Stock is convertible on or after May 5, 1996 into 94,340 shares of Common Stock of the Company. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock of the Company at a price of $.01 per share at any time prior to the seventh anniversary of the issuance thereof.


7.       Non-Recurring Charges


         In the current three month period, the Company incurred restructuring and unusual charges of $1,626.000, reflecting the implementation of the new marketing focus. The charges include write-offs of slow moving and obsolete inventory ($268,000), write downs of inventory to lower of cost or market ($867,000), write-offs of previously capitalized product design costs ($391,000) and accruals for severance benefits ($100,000).


8.       (Loss) Earnings Per Share


         (Loss) Earnings per common share for the nine month and three month periods ended March 31, 1996 and 1995 were computed by dividing the (loss) earnings by the weighted average number of shares of common stock outstanding during the period. Equivalent shares resulting from the assumed exercise of options and warrants have been excluded from the calculation as their effect is anti-dilutive.

                       LOGIMETRICS, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         On March 7, 1996, the Company was recapitalized and new management was brought in to restructure the Company. A primary objective of the restructuring was to redirect the Company's marketing focus to the burgeoning, higher value added, communications market. The period ended March 31, 1996 has been significantly impacted by the Company's change in focus and by the inactivity and other inefficiencies during the period preceding the change in control.

         Net sales for the three and nine month periods ended March 31, 1996 were $947,775 and $3,526,633, respectively. Compared to the corresponding prior periods, net sales declined $1,586,579 (63%) and $2,787,545 (44%), respectively. The declines in both periods were a direct result of project delays and inactivity due to a shortage of cash.

         Gross (loss) profits for the three and nine month periods were $30,159 and negative $(561,600), respectively. Compared to the corresponding prior periods, gross profits declined $668,223 (96%) and $2,385,041 (131%), respectively. The gross profit declines reflect the sales declines, compounded by the inefficiencies resulting from the lack of resources prior to the March 7, 1996 infusion of cash. Projects thought to be near completion at the beginning of the period were not completed due to an inability to obtain components needed for timely completion. In addition, certain key components on several projects were found to be defective late in the production process. These events resulted in significant unfavorable labor and overhead absorption and material usage variances.

         Selling, general and administrative expenses for the three and nine month periods ended March 31, 1996, were $ 694,477 and $1,464,848, respectively. Compared to the corresponding prior periods, the expenses increased $ 161,321 (30%) and $ 43,829 (3%), respectively. The increase in the three month period includes a provision for bad debts of $71,000 and recruiting expenses of $200,000, partially offset by lower travel costs, sales commissions and other expenses. The increase in the nine month period reflects the increase in the three month period, partially offset by reduced expenses in the six month year to date comparison. The reduced expenses in that comparison were primarily due to reduced travel costs, lower sales commissions and other reduced expenses.

         In the current three month period, the Company incurred restructuring and unusual charges of $1,626,000 reflecting the implementation of the new marketing focus. The non-recurring charges include write-offs of slow moving and obsolete inventory ($268,000), write downs of inventory to lower of cost or market ($867,000), write-offs of previously capitalized product design costs ($391,000) and accruals for severance benefits ($100,000).

         Interest expense for three and nine month periods was $87,650 and $250,678, respectively. Compared to the corresponding prior periods, the expenses increased $3,959 (5%) and $26,458 (12%), respectively. The increased expenses primarily reflect increased borrowing levels on the revolving loan with the bank.

Financial Condition, Liquidity and Capital Resources

         The Company had $ 957,866 in cash at March 31, 1996 compared with $40,858 at June 30, 1995.

         The increase in cash resulted from net cash provided by financing activities ($2,587,438), partially offset by net cash used in operating activities ($1,593,282) and capital expenditures ($ 77,148).

         The Company has two credit facilities available to it from a bank. The facilities provide the Company with a revolving loan of $2,200,000 which matures October 31, 1997, and a term loan of $800,000 which matures December 31, 1998. An aggregate of $2,336,132 was outstanding at March 31, 1996. The revolving loan bears interest at the rate of 2% per annum in excess of the prime rate; the term loan bears interest at the rate of 1.5% per annum in excess of the prime rate. The prime rate was 8.25% at March 31, 1996. All corporate assets serve as collateral for the credit facilities.

         The credit facilities with the bank contain certain financial covenants, effective beginning June 30, 1996, which would be in default as of March 31, 1996. The Company expects to renegotiate these covenants with the bank to reflect the restructuring and to facilitate the Company's growth in the communications market.

         On March 7, 1996 the Company completed a second private offering of 30 Units of its securities. Each unit consists of one $50,000 12% Convertible Senior Subordinate Debenture, due December 31, 1998, and one Series C warrant. The Debentures are subordinated to the Company's bank debt and capital lease obligations.

         On March 7, 1996 the Company also completed a private offering of 30 Units of its securities, each Unit consists of the one share of 12% Cumulative Convertible Redeemable Preferred Stock of the Company and one Series D Warrant.

         On July 14, 1995, the Company completed a private offering of 15 Units of its securities at a price of $20,800 per Unit. Each Unit consists of one $20,000 12% Convertible Subordinated Debenture and one Series A Warrant. The Debentures are payable on July 14, 1997 and are subordinated to the Company's bank debt and capital lease obligations.

         The Company anticipates the need, before the end of the calendar year, for additional sources of equity or debt to fund its expansion in the communications market.

PART II - OTHER INFORMATION

Item 2: Changes in Securities


         Pursuant to the completion of a private offering of Units of the Company's securities on March 7, 1996, the Company issued, among other securities, 30 shares of its Series A 12% Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock was issued at a price of $50,000 per share and is convertible into 94,340 shares of the Company's Common Stock, subject to certain dilution adjustments.

         Holders of the Preferred Stock are entitled to receive, when as declared by the Board of Directors out of funds legally available therefore, cash dividends in an amount equal to 12% per annum of the stated value ($50,000) of each share of Preferred Stock, payable on each March 15, June 15, September 15 and December 15 commencing June 15, 1996. Such dividends are cumulative in nature. The terms of the Preferred Stock provide that no dividend shall be paid or set aside for payment on the Company's Common Stock, nor may any Common Stock be redeemed, retired or otherwise acquired by the Company for valuable consideration unless and until the full cumulative dividends on all shares of Preferred Stock for all past and current dividend periods have been declared and paid. Accumulated dividends do not bear interest. The dividend rate on the Preferred Stock is subject to increase upon the occurrence of certain events. The holders of the Preferred Stock have no voting or preemptive rights.

In liquidation, before any distribution or payment is made to holders of Common Stock, holders of the Preferred Stock shall be entitled to receive its stated value of $50,000 for each share of Preferred Stock, plus all accrued and unpaid accumulated dividends. If assets of the Company are insufficient to permit full payment of all amounts due on the Preferred Stock, holders of the Preferred Stock shall be entitled to a ratable distribution of the Company's available assets.


Item 4: Submission of Matters to a Vote of Security-Holders

         On February 9, 1996, the Company held a Special Meeting of its shareholders for the purposes of:

1. Ratifying an amendment to the Company's Certificate of Incorporation to (a) increase its authorized shares of Class A Common Stock, par value $.10 per share, from 7,000,000 shares to 35,000,000, including a reduction in the par value of the Common Stock from $.10 to $.01 per share, and the deletion of the appellation "Class A" as no other classes of the Company's Common Stock are outstanding and (b) authorize 200 shares of the Company's preferred stock, par value $.01 per share, having such rights and preferences as shall be determined by the Board of Directors.

         The Company's shareholders ratified the amendment to its Certificate of Incorporation, with the results of the voting being as follows:


                FOR               AGAINST            ABSTAIN

              1,822,616             187                175
              ---------           -------             -----


2. Ratifying an amendment to the Company's Certificate of Incorporation to provide for the indemnification of officers, directors, employees and agents of the Company and limiting the liability of directors of the Company to the fullest extent provided by law.

         The Company's shareholders ratified the amendment to its Certificate of Incorporation, with the results of the voting being as follows:


                FOR                AGAINST           ABSTAIN

              1,820,478              875              2,325
              ---------            -------            ------



Item 6:  Exhibits and Reports on Form 8-K


(a)      Exhibits - None


(b)      Reports on Form 8-K


On March 7, 1996 the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated March 7, 1996 relating to (i) the change of control of the Company as a result of a private offering of Units of its securities, and (ii) the resignation of each of Messrs. Mark Fisher, Steven Feigenbaum and Jerome Deutsch as directors and the appointment to the Board of Directors of each of Messrs. Richard K. Laird, Lawrence I. Schneider, Henry N. Schneider and Norman M. Phipps.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LOGIMETRICS, INC

Date:   May 20, 1996                        By:/S/ RICHARD K. LAIRD
     ------------------------------         --------------------------------
                                            Richard K. Laird
                                            Chairman, Chief Executive Officer,
                                            (Principal Executive Officer)

Date:   May 20, 1996                        By:/S/ RUSSELL J. REARDON
     ------------------------------         --------------------------------
                                            Russell J. Reardon
                                            Chief Financial Officer
                                            (Principal Accounting Officer)