Form 10QSB/A
LOGIMETRICS INC
filed 1996-05-20
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               Form 10-QSB/A

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

          Class A., $.10 par value - 2,860,602

INDEX
LOGIMETRICS, INC. AND SUBSIDIARY

PART I         FINANCIAL INFORMATION                             PAGE
                                                                 ----
Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheet -
               December 31, 1995                                   3


               Condensed consolidated statements of operations
               and (deficit) retained earnings - six months
               ended December 31, 1995 and 1994                    4


               Condensed consolidated statements of operations
               and (deficit) retained earnings - three months
               ended December 31, 1995 and 1994                    5


               Condensed consolidated statements of cash flows -
               six months ended December 31, 1995 and 1994         6


               Notes to condensed consolidated financial
               statements - December 31, 1995                      7


Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition       10



SIGNATURES                                                         12

PART I - FINANCIAL INFORMATION

Item 1:        Financial Statements

                     LOGIMETRICS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1995
                                (UNAUDITED)

ASSETS

CURRENT ASSETS:
 Cash                                                  $   30,807
 Accounts receivable, less allowance
   for doubtful accounts of $4,280                      1,268,550
 Cost and estimated earnings in excess of
   billings on uncompleted contracts (Note 2)           2,536,242
 Inventories (Note 3)                                   2,370,488
 Prepaid expenses and other current assets                101,637
                                                       ----------
     Total current assets                               6,307,724

Equipment and fixtures                                    409,632
Other assets                                               56,808
                                                       ----------
TOTAL ASSETS                                           $6,774,164
                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $2,514,754
 Loans from stockholders                                   60,000
 Current portion of long-term debt (Note 4)             2,336,938
                                                       ----------
     Total current liabilities                          4,911,692
                                                       ----------
LONG-TERM DEBT (Note 4)                                   390,414
                                                       ----------

STOCKHOLDERS' EQUITY
    Common Stock:
      Class A, $.10 par value: authorized,
        7,000,000 shares; issued and
        outstanding,  2,860,602                           286,062
    Additional paid-in capital                          1,988,709
    Deficit                                              (624,763)
                                                       ----------
                                                        1,650,008
 Less:  Stock subscriptions receivable                   (177,950)
                                                       ----------
                                                        1,472,058
                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $6,774,164
                                                       ----------



              See Notes to Consolidated Financial Statements

                      LOGIMETRICS, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
                                 (UNAUDITED)

                                          Six Months Ended December 31,
                                          -----------------------------
                                             1995            1994
                                          -----------     ----------
Net sales                                  $2,578,858     $3,779,824
 Costs of sales                             3,170,617      2,654,765
                                          -----------     ----------
Gross (loss) profit                          (591,759)     1,125,059
Expenses:
 Selling, general and administrative          770,371        887,863
                                          -----------     ----------
(Loss) Income from operations              (1,362,130)       237,196
 Interest Expense                             163,028        140,529
                                          -----------     ----------
(Loss) Income before income taxes          (1,525,158)        96,667
 (Benefit) provision for income taxes      (  299,000)        39,000
                                          -----------     ----------

NET (LOSS) EARNINGS                       $(1,226,158)     $  57,667
                                          ===========     ==========


Retained Earnings, beginning of period     $  601,395     $  443,618

Net (Loss) Earnings                        (1,226,158)        57,667
                                          -----------     ----------

(Deficit) Retained Earnings, end of
 period                                   $  (624,763)    $  501,285
                                          ===========     ==========


(Loss) Earnings Per Common Share (Note 5) $  (    .43)    $      .02

Weighted average number of common shares
and equivalents outstanding (Note 5)        2,860,602      2,530,602





               See Notes to Consolidated Financial Statements

                      LOGIMETRICS, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
                                 (UNAUDITED)

                                          Three Months Ended December 31,
                                          -------------------------------
                                               1995            1994
                                           -----------    ----------

Net sales                                  $   276,054    $1,963,277
 Costs of sales                              1,428,314     1,359,476
                                           -----------    ----------
Gross (loss) profit                         (1,152,260)      603,801
Expenses:
  Selling, general and administrative          366,587       500,670
                                           -----------    ----------
(Loss) Income from operations               (1,518,847)      103,131
  Interest expense                              80,666        74,323
                                           -----------    ----------
(Loss) Income before income taxes           (1,599,513)       28,808
  (Benefit) provision for income taxes      (  324,000)       12,000
                                           -----------    ----------

NET (LOSS) EARNINGS                        $(1,275,513)   $   16,808
                                           ===========    ==========



Retained Earnings, beginning of period     $   650,750    $  484,477

Net (Loss) Earnings                         (1,275,513)       16,808
                                           -----------    ----------

(Deficit) Retained Earnings, end of
 period                                    $(  624,763)   $  501,285
                                           ===========    ==========


Loss (Earnings) Per Common Share (note 5)  $(      .45)   $      .01

Weighted average number of common shares
and equivalents outstanding (Note 5)         2,860,602     2,530,602






               See Notes to Consolidated Financial Statements

                     LOGIMETRICS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED


                                               Six Months Ended December 31,
                                               -----------------------------
                                                   1995           1994
                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                           $(1,226,158)   $   57,667
                                                -----------    ----------
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
     Depreciation and amortization                   49,761        46,847
     Non-cash compensation                             -           33,000
     Deferred income tax (benefit) provision       (299,000)       40,000
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                         757,496       213,051
        Costs and estimated earnings in excess
        of billings on uncompleted contracts        822,740      (555,115)
        Inventories                                (302,160)     (100,961)
        Prepaid expenses and other current assets   (42,501)       (2,443)
        Other assets                                (18,500)        3,855
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses       291,295        28,319
        Income tax payable - current                   -            1,000
                                                -----------    ----------
        Total adjustments                         1,259,131      (294,447)
                                                -----------    ----------
     Net cash provided by (used in) operating
     activities                                      32,973      (236,780)
                                                -----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (71,883)       (4,888)
                                                -----------    ----------

     Net cash (used in) investing activities        (71,883)       (4,888)
                                                -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of financing                            394,936       300,000
   Repayment of debt                               (366,077)      (61,458)
                                                -----------    ----------

     Net cash provided by financing activities       28,859       238,542
                                                -----------    ----------

NET DECREASE IN CASH                                (10,051)       (3,126)

CASH, beginning of period                            40,858        80,082
                                                -----------    ----------

CASH, end of period                              $   30,807   $    76,956
                                                ===========    ==========


               See Notes to Consolidated Financial Statements

                   LOGIMETRICS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Financial Statements

          On March 7, 1996, the Company was recapitalized and new management was brought in to restructure the Company. In preparing the Quarterly Report for the quarterly period ended March 31, 1996, new management discovered there had been an error in the preparation of the Quarterly Report for the period ended December 31, 1995. The error had the impact of overstating the recognition of revenue earned on uncompleted projects during the period by $1,610,718. After adjusting for the impact of the resulting income tax benefit, the net reduction in previously reported retained earnings is $1,281,718. The accompanying consolidated financial statements have been amended accordingly.

          The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary
(collectively called the "Company"). All intercompany balances and transactions have been eliminated.

          The balance sheet as of December 31, 1995, the statements of operations and deficit for the six month and three month periods ended December 31, 1995 and 1994, and the statements of cash flows for the six month period then ended have been prepared by the Registrant without audit. Such accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Results for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be achieved for the year ending June 30, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

2.   Costs and Estimated Earnings in Excess of Billings on Uncompleted
     Contracts:

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at December 31, 1995:

     Costs and estimated earnings              $3,478,009
     Less: Progress billings                     (941,767)
                                               ----------
                                               $2,536,242
                                               ==========

                   LOGIMETRICS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3.   Inventories

      Inventories consists of the following at December 31, 1995:

                 Raw material and components     $2,292,728
                 Work-in-process                     77,760
                                                 ----------
                                                 $2,370,488
                                                 ==========
4.   Long-term Debt

     Long-term debt consists of the following at December 31, 1995:

                 Notes payable to bank           $2,352,799
                 Convertible Subordinated
                    Debentures                      300,000
                 Other Obligations                   74,553
                                                 ----------
                                                 $2,727,352
                 Less: Current Portion           (2,336,938)
                                                 ----------
                                                 $  390,414
                                                 ==========

The Company has two credit facilities available to it from a bank. The facilities provide the Company with a revolving loan of $2,200,000 which matures October 1, 1996 and the remainder under a 60 month term loan for $500,000. An aggregate of $2,352,799 was outstanding at December 31, 1995. The revolving loan bears interest at the rate of 2.5% per annum in excess of the prime rate; the term loan bears interest at the rate of 1.5% per annum in excess of the prime rate. The prime rate was 8.50% at December 31, 1995. All corporate assets serve as collateral for the credit facility.

     The credit facilities with the bank contain certain financial covenants which are in default at December 31, 1995. Subsequently, the Company executed new credit facilities with the bank on March 7, 1996.

     On July 14, 1995, the Company completed a private offering of 15 Units of its securities at a price of $20,800 per Unit. Each Unit consists of one $20,000 12% Convertible Subordinated Debenture and One Series A Warrant. The Debentures are payable on July 14, 1997 and are subordinated to the Company's bank debt and capital lease obligations.

                   LOGIMETRICS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED




5.   (Loss) Earnings Per Share

     (Loss) Earnings per common share for the six month and three month periods ended December 31, 1995 were computed by dividing the (loss) earnings by the weighted average number of shares of Class A and Class B common stock outstanding during the period. Equivalent shares resulting from the assumed exercise of options and warrants have been excluded from the calculation as their effect is anti-dilutive.

                   LOGIMETRICS, INC. AND SUBSIDIARY


Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net sales for the three and six month periods ended December 31, 1995 were $276,054 and $2,578,858, respectively. Compared to the corresponding prior periods, net sales declined $1,687,223 (86%) and $1,200,966 (32%), respectively. The declines in both periods were a direct result of project delays and inactivity due to a shortage of cash during the three month period ending December 31, 1995.

     Gross (loss) profits for the three and six month periods were negative ($1,152,260) and negative ($591,759), respectively. Compared to the corresponding prior periods, gross profits declined $1,756,061 (291%) and $1,716,818 (153%), respectively. The gross profit declines reflect the sales declines, compounded by the inefficiencies resulting from the lack of resources. During the quarter ended December 31, 1995, a significant portion of managements' efforts was directed towards the Company's fund raising activities. The Company also experienced significant production problems as a result of part shortages and the receipt of certain key components which were found to be defective late in the production process. Production problems and the receipt of defective components resulted in excessive re-work and significant revisions to original estimates of costs to complete certain major contracts which dramatically effected revenue recognition under the Company's percentage of completion income recognition policy. Lack of productivity during the period also resulted in significant unfavorable labor and overhead absorption variances.

     Selling, general and administrative expenses for the three and six month periods were $366,587 and $770,371, respectively. Compared to the corresponding prior periods, the expenses decreased $134,083 (27%) and $117,492 (13%), respectively. The decreases in both periods reflect lower sales commissions and reduced travel expenses.

     Interest expense for the three and six month periods was $80,666 and $163,028, respectively. Compared to the corresponding prior periods, the expenses increased $6,343 (9%) and $22,499 (16%), respectively. The increased expenses primarily reflect increased borrowing levels on the revolving loan with the bank.

Financial Condition, Liquidity and Capital Resources

     The Company had $30,807 in cash at December 31, 1995 compared with $40,858 at June 30, 1995.

     The decrease in cash resulted from capital expenditures ($71,883), partially offset by net cash provided by operating activates ($32,973) and net cash provided by financing activities ($28,859).

     The Company has two credit facilities available to it from a bank. The facilities provide the Company with a revolving loan of $2,200,000 which matures October 1, 1996 and a 60 month term loan for $500,000. An aggregate of $2,352,799 was outstanding at December 31, 1995. The revolving loan bears interest at the rate of 2.5% per annum in excess of the prime rate; the term loan bears interest at the rate of 1.5% per annum in excess of the prime rate. The prime rate was 8.50% at December 31, 1995. All corporate assets serve as collateral for the credit facilities.

     The credit facilities with the bank contain certain financial covenants which are in default at December 31, 1995. Subsequently, the Company executed new credit facilities with the bank on March 7, 1996.

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


                              LOGIMETRICS, INC

Date:  May 20, 1996              By:/S/ RICHARD K. LAIRD
     --------------------        -----------------------------------
                                 Richard K. Laird,
                                 Chairman, Chief Executive Officer
                                 (Principal Executive Officer)

Date:  May 20, 1996              By:/S/ RUSSELL J. REARDON
     --------------------        -----------------------------------
                                 Russell J. Reardon
                                 Chief Financial Officer
                                 (Principal Accounting Officer)