Form 10KSB
period 1996-06-30
LOGIMETRICS INC
filed 1996-11-04
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          ____________________________

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1996
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-10696

                                LOGIMETRICS, INC.
              (Exact name of small business issuer in its charter)

          DELAWARE                                       #112171701

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

121-03 DUPONT STREET, PLAINVIEW, NEW YORK                    11803
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:(516) 349-1700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes ___X____             No ________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State issuer's revenues for its most recent fiscal year: $5,038,193

As of October 4, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,216,215 as computed by reference to the closing price of the stock ($.75) multiplied by the number of shares of voting stock outstanding on October 4, 1996 held by non-affiliates (2,954,954).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 4, 1996.

            CLASS OF COMMON STOCK        OUTSTANDING AT OCTOBER 4, 1996
            Common Stock, par value            2,954,954 shares
                 $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

           Transitional Small Business Disclosure Format (check one):

                                Yes _____ ; No __X__

                                                           PART I

Item 1.           Description of Business

(a)      BUSINESS DEVELOPMENT

Incorporated in Delaware in 1968, LogiMetrics, Inc. (the "Company" or the "Registrant") has been engaged in the manufacture and sale of high-power amplifiers, including traveling wave tube amplifiers ("TWTAs"). The Company also manufactures and sells complete electromagnetic test systems for the measurement and control of "electromagnetic pollution" in the field of electromagnetic compatibility and susceptibility and for microwave communications, including earth satellite stations and wireless communications. These systems frequently incorporate numerous TWTAs.

Effective with the recapitalization and change in control of the Company on March 7, 1996, the Company has been redirecting its focus away from defense applications and toward emerging commercial opportunities. Specifically, the Company has been pursuing opportunities to supply high-power amplifiers and other peripheral transmission equipment to companies currently operating in the Ka-Band (27 - 30 GHz) that provide local multi-point distribution service ("LMDS") and satellite communications service. The application of this relatively new LMDS technology includes the ability to transmit video, voice, and data signals in a broadband wireless environment. Additionally, the Company intends to capitalize on the planned nationwide auction of the new broadband, 28 GHz high frequency spectrum. Spectrum auction winners will utilize the spectrum for wireless high frequency microwave delivery of video, voice, and data. As yet, no auction date has been set by the Federal Communications Commission ("FCC"). The Company anticipates selling its proprietary transmitting and amplifier equipment to the auction winners.

As used herein, unless the context otherwise indicates, the term "Company" refers to LogiMetrics, Inc. and its wholly owned subsidiary, LogiMetrics FSC, Inc., a foreign sales corporation.

The following table sets forth a comparison of the percentage of revenues by class of products and services offered by the Company:

                                                                            Year ended June 30,

                                         -----------------------------------------------------------------------------------------
                                                1996             1995              1994              1993             1992
                                                ----             ----              ----              ----             ----

TWT Amplifiers/Systems                          94.0%            86.2%             94.0%            89.2%             89.9%

Other(1)                                         6.0%            13.8%              6.0%            10.8%             10.1%


----------------------------------

          (1) Primarily miscellaneous spare parts and repairs.

(b)      BUSINESS OF ISSUER

Set forth below is a detailed description of the business.

TRAVELING WAVE TUBE AMPLIFIERS: TWTAs are used for a variety of purposes, including: (i) communication devices; (ii) radar and mapping devices; (iii) radiated susceptibility testing; (iv) microwave studies; and (v) general high-power component testing. Sales of TWTAs are made to both the domestic and international markets. Domestic sales include those to the Federal Government and various government agencies, as well as numerous commercial entities for both military and non-military applications. International sales have generally focused on military applications.

COMPLETE SYSTEMS: The Company sells complete turn-key systems upon request and by competitive bids to customers. These systems are usually designed to meet the specific needs of a given customer and range in purposes from automatic electromagnetic susceptibility testing systems to sophisticated electronic ground based or airborne electronic warfare equipment. Systems usually incorporate one or more TWTAs and may also incorporate software and ancillary equipment.

MARKETING: The Company sells its products directly to customers and through independent sales representatives who cover the United States and other countries. During the fiscal year ended June 30, 1996, approximately 69% of the Company's sales were made to domestic customers and approximately 31% of sales were to foreign customers.

MANUFACTURE AND ASSEMBLY: The Company generally manufactures its products to defined specifications based on firm customer orders. The Company's products are composed of components manufactured by the Company and by others. Traveling wave tubes ("TWTs") and other components are purchased from domestic and international sources. The Company assembles certain of its printed circuit requirements and maintains its own sheet metal and machine shop for various fabrication needs. Additionally, the Company designs and manufactures most of the critical high voltage power supplies and transformers and ferrite components required for its product lines. The Company will modify products purchased from outside sources as dictated by its customers' needs. Generally, the Company's products are the result of either complete engineering design by the Company or joint design by the Company and its customers.

SOURCE AND AVAILABILITY OF RAW MATERIAL: Generally, the materials and components necessary for the Company's products are readily available for purchase from distributors or directly from manufacturers. Certain purchased components, such as TWTs, require order lead times which can be several months. In recent periods, the Company's purchasing leverage with respect to price, terms, and service has been negatively impacted by its shortage of cash. If the Company is not able to improve the timeliness of vendor payments, it may experience delays in obtaining materials and services.

SEASONALITY: The business of the Company is not seasonal. However, the accounts receivable, costs and estimated earnings in excess of billings and inventory balances can vary based on the levels of completion of significant systems contracts at any given time.

MAJOR CUSTOMERS: Initially, the Company's customers were limited in both number and type. The Company now serves a broader market as the worldwide cellular communications and electronic pollution measurement markets have grown. For the year ended June 30, 1996, approximately 54% of the Company's sales were made to domestic industrial, non-defense customers. Agencies of the U.S. government accounted for approximately 15% of the Company's sales. The Company intends to continue to minimize defense related programs and to pursue additional commercial applications. (Refer to Note 12 of the Notes to Consolidated Financial Statements for a summary of sales to foreign customers as a percentage of revenues for the two fiscal years ended June 30, 1996 and 1995.)

The Company may bid on large contracts. Any such bid, if won by the Company, may result in one or more customers at a given time accounting for more than 10% of revenues for a particular fiscal year. Once a contract is completed, the customer may not require further products from the Company. However, in such cases, the loss of a customer would not have a materially adverse effect on the Company unless the Company were unable to replace revenues resulting from the completed order with new revenues from new orders from either the same or other customers.

BACKLOG: The backlog of unfilled firm orders for the Company's products was $6,447,792 at June 30, 1996 and $6,625,089 at June 30, 1995, before reduction for costs and estimated earnings on uncompleted contracts. (Refer to Notes 1 and 3 of the Notes to Consolidated Financial Statements.) It is anticipated that substantially all unfulfilled orders at June 30, 1996 will be filled during the current fiscal year.

RENEGOTIATION: None of the Company's contracts are subject to renegotiation of profits. With respect to contracts with the U.S. Government and its agencies, however, there is the possibility of cancellation at the Government's convenience. In such events, the Company is protected to a limited extent by F.A.R. Regulations, which allow recovery of all costs to termination, and the originally stipulated profit on those costs.

COMPETITION: The Company competes with several major corporations, most of which are greater in size than the Company and have greater resources. The Company competes with these corporations with respect to price, service and quality. While certain competitors may have total sales that are greater than those of the Company, the Company cannot determine what portion of its competitors' sales is comparable to the Company's sales and, therefore, cannot specify its position in the markets it serves relative to its competitors.

EMPLOYEES: The Company has 57 employees. The Company has entered into no contract with unions and considers its relationship with its employees to be excellent.

Item 2.           Description of Property

The Company's executive offices and engineering plant are located in a 10,000 square foot, single story, brick, fire retardant office and manufacturing building in Plainview, New York. This building houses the Company's executive offices, its drafting and model shops, and non-portable testing and certain production facilities. The Company leases these premises pursuant to a lease expiring March 31, 1997. In addition to the rental rate, the Company pays a proportionate share of all real estate taxes.

Additionally, the Company occupies approximately 13,000 square feet in an adjacent building, with a lease expiring March 31, 1997. In addition to the rental rate, the Company pays a proportionate share of all real estate taxes. This building is used for production, as well as a stock warehouse for shipping and receiving and for certain equipment and product testing. The Company's sheet metal, machine shop, transformer, printed circuit board and other production departments are located in this building.

Item 3.           Legal Proceedings

There currently are no pending legal proceedings other than routine litigation incidental to the Company's business.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year ended June 30, 1996 to a vote of security holders.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

(a)      MARKET INFORMATION:

The Company's common stock, par value $.01 per share ("Common Stock"), is traded on the over-the-counter market. The following table sets forth the high and low closing bid prices for the Common Stock, on a quarterly basis, for the fiscal years ended June 30, 1996 and June 30, 1995. Quotations were obtained from the National Quotation Bureau, Inc. and reflect inter-dealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

FOR THE QUARTER ENDED:                 HIGH             LOW

FISCAL 1996

         June 30, 1996                 $2.375           $.875
         March 31, 1996                   *               *
         December 31, 1995                *               *
         September 30, 1995               *               *

FISCAL 1995

         June 30, 1995                    *               *
         March 31, 1995                   *               *
         December 31, 1994                *               *
         September 30, 1994               *               *

* Not reported

(b)      HOLDERS:

On October 4, 1996, there were approximately 416 holders of record of the Common Stock.

(c)      DIVIDENDS:

The Company has not paid cash dividends on its Common Stock during the last three fiscal years. The Company also has paid no dividends on its Series A 12% Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Company is prohibited from paying any cash dividends on the Common Stock so long as the 12% Convertible Senior Subordinated Debentures (the "Senior Debentures") are outstanding and dividends on the Preferred Stock have not been paid.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)      GENERAL - PLAN OF OPERATION

On March 7, 1996, the Company was recapitalized and new management was brought in to lead a restructuring of the Company's operations. (The recapitalization of the Company is described in more detail below.) The primary objective of the restructuring is to redirect the Company's focus toward the higher value-added, broadband wireless communications market. The fiscal year ended June 30, 1996, has been significantly impacted by this change in focus.

As a result of this change in focus, as well as the inactivity and other operating inefficiencies preceding the change in control, the Company incurred a net loss of $5.1 million for the year ended June 30, 1996. In addition, as of October 4, 1996, the Company is in payment default under the Amended and Restated 12% Convertible

Subordinated Debentures (the "Subordinated Debentures") and the Senior Debentures. As of October 4, 1996, accrued interest due to the holders of all of these debentures totaled $162,117. The Company is also in default in respect of certain financial covenants in the Fifth Restated and Amended Revolving Credit Note (the "Revolver") and the Further Restated, Increased and Amended Term Loan Note (the "Term Loan") with its senior lender, North Fork Bank (the "Bank"), and the Senior Debentures. However, the Senior Debenture holder has waived compliance with certain financial covenants through June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996. Pursuant to a Forbearance Agreement, by and between the Company and the Bank, dated as of October 31, 1996 (the "Forbearance Agreement"), the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Therefore, the Company has reclassified these Debentures, the Revolver and the Term Loan as current liabilities.

There can be no assurance that the Bank and the holder of the Senior Debentures will agree to forbear any rights they may have after the Forbearance Agreement and the waiver described above expire.

The Company has not paid any dividends on its Preferred Stock, which have accumulated in the amount of $114,083 through October 4, 1996. Under the terms of the Preferred Stock, these dividends accumulate. As of October 4, 1996, the Company is overdue in payments to vendors in the amount of approximately $1.2 million.

The Company is currently seeking bridge financing and is exploring certain strategic alliance opportunities so that it can pay overdue amounts to suppliers and financial creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain bridge financing or other cash infusions, the Company may seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for the fiscal year ended June 30, 1996, were $5,038,193. Compared to the corresponding prior period, revenues declined $3,867,425 (43%). The decline was a result of project delays and inactivity due to a shortage of cash.

Cost of revenues for the period was $7,953,237 (158% of revenues). In the corresponding prior period, cost of revenues was $6,437,752 (72% of revenues). The significant increase in cost reflects the operating inefficiencies resulting from a shortage of cash, and restructuring and unusual charges arising from the implementation of the new marketing focus.

Projects thought to be near completion at the beginning of the period were not completed due to an inability to pay for components needed for timely completion. In addition, certain key components on several projects were found to be defective late in the production process. These events resulted in significant unfavorable labor and overhead absorption and material usage variances.

The restructuring and unusual charges primarily relate to the change in marketing focus and include write-offs of slow moving and obsolete inventory ($448,000), write-downs of inventory to lower of cost or market ($960,000), write-offs of previously capitalized product design costs ($391,000), and establishment of a warranty reserve provision ($150,000).

Selling, general and administrative expense was $2,112,797 for the period. Compared to the corresponding prior period, the expense increased $178,768 (9%).

The increase includes an increase in the provision for bad debts of $71,000 and recruiting expenses of $250,000, partially offset by lower travel costs, sales commissions and other expenses.

Interest expense for the period was $410,021. Compared to the corresponding prior period, interest expense increased $104,461 (34%). The increased expense reflects increased borrowing levels, including the addition of the Senior Debentures and the Subordinated Debentures, and amortization of discount on these Debentures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had $244,271 in cash at June 30, 1996 compared with $40,858 at June 30, 1995.

The increase in cash resulted from net cash provided by financing activities ($2,197,950), partially offset by net cash used in operating activities ($1,942,309) and capital expenditures ($52,228).

As more fully discussed under Item 6(a) above, the Company requires bridge financing or other cash infusions in order to continue operating.

The existing capital structure of the Company is described below.

         SUBORDINATED DEBENTURES AND SERIES A AND SERIES B WARRANTS

On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consists of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series
A. For managing the financing, Common Stock Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per share.

Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for the Subordinated Debentures and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants," respectively).

The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock at $.25 per share. As of October 4, 1996, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $45,175. Therefore, the Company has reclassified these Debentures as current liabilities. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the Company's Term Loan, Revolver, Senior Debentures and capital lease obligations.

The Series A Warrants may be exercised at a price of $.25 per share for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share for an aggregate of 1,500,000 shares of Common Stock. Both Series A and Series B Warrants may be exercised at any time until July 15, 2002. As of October 4, 1996, the Company has not timely filed the registration statement effecting the Series A and Series B Warrant holders' registration rights. See "Registration Rights" below.

         SENIOR DEBENTURES AND SERIES C WARRANTS

On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Pursuant to a Unit Purchase Agreement between the Company and Cerberus Partners, L.P. ("Cerberus"), Cerberus purchased

30 units, each unit composed of one $50,000 Senior Debenture and one Common Stock Purchase Warrant, Series C ("Series C Warrant"). Each Series C Warrant entitles the holder thereof to purchase 84,746 shares of Common Stock for $.01 per share at any time prior to March 7, 2003.

Each Senior Debenture is convertible into 84,746 shares of Common Stock. The Senior Debentures are senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. The principal is payable on the Senior Debentures in one balloon payment due December 31, 1998.

As of October 4, 1996, the Company was in default with respect to the payment of interest on the Senior Debentures, the timely filing of a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, and compliance with the financial covenants described below. Therefore, the Company has reclassified these Debentures as current liabilities. See "Registration Rights" below.

Accrued and unpaid interest on the Senior Debentures totaled $116,942 as of October 4, 1996. Interest is currently payable at the rate of 14% per annum on the outstanding principal and at the rate of 15% on the interest with respect to which the Company is currently in default. Interest accrued on the unpaid principal at the rate of 12% per annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debenture and Series C Warrant holder's registration rights. See "Registration Rights" below. Thereafter, the interest rate increased by 0.5% per annum to a rate of 14% per annum on October 4, 1996. Until the Company files a registration statement effecting the Senior Debenture and Series C Warrant holder's registration rights, the interest rate will increase by 0.5% per annum for each ensuing 30 day period, to a maximum interest rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of past due interest, the interest rate will revert to 12% per annum.

The Senior Debentures contain certain financial covenants, which were in default as of June 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. As of October 31, 1996, the holder of the Senior Debentures has waived the requirements for the Company to comply with these financial covenants through the end of the Company's fiscal year ending June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996.

         NORTH FORK BANK CREDIT FACILITIES

The Company has two credit facilities available to it from the Bank. The facilities provide the Company with a Revolver of $2,200,000, which matures October 31, 1997, and a Term Loan of $800,000, which matures December 31, 1998. The Revolver bears interest at the rate of 2% per annum in excess of the Bank's prime rate; the Term Loan bears interest at the rate of 1.5% per annum in excess of the Bank's prime rate. On October 4, 1996, the Bank's prime rate was 8.25% per annum.

The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contain certain financial covenants, which were in default as of June 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Therefore, the Company has reclassified the Revolver and the Term Loan as current liabilities.

Under the Term Loan and the Revolver, the Company is required to maintain an aggregate average monthly ledger balance of $175,000 in non-interest deposit accounts with the Bank ("Compensating Balance Requirement"). Through October 4, 1996, the Company's aggregate average monthly ledger balance has been less than the required amount. Accordingly, the Company paid penalties totaling approximately $3,000 to the Bank, which represent (a) the difference between $175,000 and the aggregate average monthly ledger balance maintained, multiplied by (b) a fixed rate (the "Deficiency Rate") equal to four percent (4%) in excess of the Bank's prime rate, based on a 360-day year and actual number of days elapsed. The Deficiency Rate is established on the first day of each January and July and is applicable for the immediately ensuing six month period.

         PREFERRED STOCK AND SERIES D WARRANTS

On March 7, 1996, the Company also completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Preferred Stock and one Common Stock Purchase Warrant, Series D ("Series D Warrant"). Each share of Preferred Stock is convertible into 94,340 shares of Common Stock. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights.

Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to the dividend payments due on June 15, 1996 and September 15, 1996, the Board of Directors has elected to defer payment until the Company has sufficient cash for that purpose. The holders of the Preferred Stock and the Series D Warrants also have registration rights. The Company has not filed in a timely fashion the registration statement in connection with these holders' rights. See "Registration Rights" below.

The accumulated amount of dividends due on the Preferred Stock as of October 4, 1996, is $114,083. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement to effect the Preferred Stock and Series D Warrant holders' registration rights. See "Registration Rights" below. Thereafter, the dividend rate increased by 0.5% per annum to a rate of 14% per annum on October 4, 1996. Until the Company files this registration statement, the dividend rate will increase by 0.5% per annum for each ensuing 30-day period to a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days' prior written notice, unless the price of the Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

         SERIES E WARRANTS

In December 1995, the Company entered into a consulting agreement with two companies, SFM and Phipps, Teman & Company, L.L.C. ("PTCO"), for services to be rendered in obtaining additional financing for the Company. In addition to fees paid under the agreement, on March 7, 1996, SFM and PTCO were granted warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share any time prior to March 7, 2003 (the "Series E Warrants"). As of October 4, 1996, the Company has not timely filed the registration statement effecting the Series E Warrant holders' registration rights. See "Registration Rights" below.

         SERIES F WARRANTS

On May 1, 1996, the Company granted Common Stock Purchase Warrants, Series F ("Series F Warrants") to certain directors, officers and other related parties for services performed for the Company. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share. The exercise price is subject to adjustment in the event the Company issues or sells Common Stock at less than $.30 per share other than on exercise of the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the options granted to Richard K. Laird described below and the options granted to each of Murray H. Feigenbaum and Jerome Deutsch to purchase 100,000 shares of Common Stock at $.10 per share. Specifically, the Company granted: (i) Mr. Lawrence I. Schneider, a director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) PTCO, a company whose principals include director Norman Phipps and officer Wade Teman, Series F Warrants to purchase 235,850 shares of Common Stock; and (iii) Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of October 4, 1996, the Company has not timely filed the registration statement effecting the Series F Warrant holders' registration rights. See "Registration Rights" below.

         REGISTRATION RIGHTS

Under the terms of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Series F Warrants and the options granted to Russell J. Reardon (see "Common Stock" below), the Company was obligated to file a registration statement effecting the respective holders' registration rights within 90 days after issuance. As of October 4, 1996, the Company has not filed such a registration statement and, accordingly, the Company is not in compliance with respect to this obligation.

         COMMON STOCK

During the year ended June 30, 1995, the Company awarded 130,000 shares of Class A Common Stock to two employees and options to purchase 200,000 shares of Class A Common Stock were exercised, increasing the number of issued and outstanding Class A shares to 2,610,614.

In August 1995, all outstanding shares (250,000 shares) of Class B Common Stock were converted to Class A Common Stock. As a result of this conversion, the number of shares of Class A Common Stock issued and outstanding increased by 250,000 shares to 2,860,614 shares.

In March 1996, the Company's Certificate of Incorporation was amended. Among other things, the authorized Common Stock of the Company was increased from 7,000,000 shares of Class A Common Stock, par value $.10 per share, to 35,000,000 shares of Common Stock, par value, $.01 per share. The appellation "Class A" was eliminated from the Common Stock, since there were no longer any shares of Class B Common Stock outstanding. In addition, the Company's Certificate of Incorporation was amended to authorize 200 shares of Preferred Stock, par value $.01 per share.

During the year ended June 30, 1996, the Company granted stock options to two officers. Richard K. Laird, the former President and Chief Executive Officer, effectively received options to purchase 225,000 shares of Common Stock at an exercise price of $.40 per share. Russell J. Reardon, the Chief Financial Officer, received options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share.

In June 1996, a Series D Warrant was exercised. As a result, the number of issued and outstanding shares of Common Stock increased by 94,340 to 2,954,954 shares.

ADDITIONAL PAYMENTS FOR SERVICES

During the fiscal year ended June 30, 1996, the Company made payments to related parties for business development, investment banking and certain other consulting services. See "Certain Relationships and Related Transactions."

EFFECT OF INFLATION

Not material.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 is effective for fiscal years beginning after December 15, 1995. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of Statement 121 will have a material effect on the consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which requires adoption of its disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to Statement 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements, pro-forma net income and pro-forma earnings per share as if the Company had applied the new method of accounting. Statement 123 also requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

Item 7.           Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Opinions of Independent Certified Public Accountants               13, 14


Balance Sheet - June 30, 1996                                        15


Statements of Operations                                             16
  Years ended June 30, 1996 and 1995


Statements of Stockholders' Equity (Deficiency)                    17, 18
  Years ended June 30, 1996 and 1995

Statements of Cash Flows                                             19
  Years ended June 30, 1996 and 1995


Notes to Financial Statements                                      20-33

--------------------------------------

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiary
Plainview, New York

We have audited the consolidated balance sheet of LogiMetrics, Inc. and Subsidiary as of June 30, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LogiMetrics, Inc. and Subsidiary as of June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from operations and the stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Jericho, New York
October 31, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiary
Plainview, New York

We have audited the consolidated statements of operations, stockholders' equity and cash flows of LogiMetrics, Inc. and Subsidiary for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LogiMetrics, Inc. and Subsidiary for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

                                           /s/ Holtz Rubenstein & Co., LLP

                                           HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
August 28, 1995 (except for Note 7, as
 to which the date is October 1, 1995)

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996

 ASSETS
 ------

 CURRENT ASSETS:

  Cash (Note 7)                                              $  244,271
  Accounts receivable, less allowance
    for doubtful accounts of $75,000                          1,183,113
Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                1,001,763
  Inventories (Note 4)                                        2,271,453
  Prepaid expenses and other current assets                     188,486
                                                             ----------
     Total current assets                                     4,889,086

 Equipment and fixtures (Net) (Note 6)                          396,410
 Deferred financing costs                                       287,936
 Other assets                                                    20,725
                                                             ----------
 TOTAL ASSETS                                                $5,594,157
                                                             ==========


 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 ----------------------------------------

 CURRENT LIABILITIES:

  Accounts payable and other accrued expenses                $2,375,251
  Accrued professional fees                                     210,000
  Accrued warranty expense                                      150,000
  Current portion of long-term debt (Note 7)                  3,715,276
                                                              ---------
      Total current liabilities                               6,450,527
 LONG-TERM DEBT (Note 7)                                         23,094
                                                              ---------
 TOTAL LIABILITIES                                            6,473,621
                                                              ---------

 COMMITMENTS (Note 11) STOCKHOLDERS' DEFICIENCY (Notes 7 and 9)

Preferred Stock:
       Series A, stated value $50,000 per share;
       authorized, 200 shares; issued and
       outstanding, 30 shares                                   990,564
     Warrants (Note 15)                                       1,023,234
     Common Stock:
       Par Value $.01; authorized,
       35,000,000 shares; issued and
       outstanding, 2,954,954 shares                             29,549
     Additional paid-in capital                               1,836,061
     Deficit                                                 (4,594,672)
     Stock subscriptions receivable (Note 9(c))                (164,200)
                                                              ---------
 TOTAL STOCKHOLDERS' DEFICIENCY                                (879,464)
                                                              ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $5,594,157
                                                             ==========

                 See Notes to Consolidated Financial Statements

                                              LOGIMETRICS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended June 30,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----

Net Revenues                                   $5,038,193     $8,905,618
Cost and expenses:
   Cost of revenues (Notes 3 and 16)            7,953,237      6,437,752
   Selling, general and
   administrative expenses                      2,112,797      1,934,029
                                                ---------      ---------
(Loss) income from operations                  (5,027,841)       533,837
  Interest expense                                410,021        305,560
                                                ---------      ---------
(Loss) income before income taxes              (5,437,862)       228,277
 (Benefit) provision for income taxes (Note 8)   (299,000)        70,500
                                                ---------      ---------
Net (loss) income                              (5,138,862)       157,777
Preferred stock dividends                          57,205           -
                                                ---------      ---------
Net (loss) income available
to common shareholders                        $(5,196,067)     $ 157,777
                                                =========       ========



(Loss) income per common

 share (Note 10)                              $     (1.82)    $      .06
(Loss) income per fully diluted
 share (Note 10)                              $     (1.82)    $      .05

Weighted average number of common

shares and equivalents outstanding              2,862,418      2,722,614
 (Note 10)

                 See Notes to Consolidated Financial Statements



                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                                              Par Value

                         ---------------------------------------------------

                                 Class A         Class B                            Additional
                                  Common          Common          Preferred            Paid-in
                                   Stock           Stock            Stock              Capital      Warrants
                                   -----           -----          ---------            -------      --------

Balance at June 30, 1994        $228,060         $25,000              $  --         $1,949,209        $   --

Exercise of stock option
and issuance of stock             33,000              --                 --                 --            --

Net earnings                          --              --                 --                 --            --
                                 -------          ------            -------          ---------       -------

Balance at June 30, 1995         261,060          25,000                 --          1,949,209            --
                                 -------          ------            -------          ---------       -------
Receipt of stock
subscription payments                 --              --                 --                 --            --

Issuance of Series A
Warrants                              --              --                 --                 --        11,285

Issuance of Series B
Warrants                              --              --                 --                 --        28,215

Issuance of Series C
Warrants                              --              --                 --                 --       457,628

Preferred Stock Issuance              --              --            990,564                 --            --

Issuance of Series D
Warrants                              --              --                 --                 --       509,436

Conversion of Class B
Common Stock to Class
A Common Stock                    25,000        (25,000)                 --                 --            --

Change in par value per
share from $.10 to $.01         (257,454)             --                 --            257,454            --

Exercise of Series D
Warrants                             943              --                 --                 --            --

Issuance of Series E
Warrants                              --              --                 --                 --        10,000

Issuance of Series F
Warrants                              --              --                 --                 --         6,670

Expenditures relating to
Preferred Stock offering
and registration statement            --              --                 --          (370,602)            --

Net loss                              --              --                 --                 --            --

Preferred Stock dividends             --              --                 --                 --            --
                                 -------       ---------           --------         ----------    ----------

Balance at June 30, 1996         $29,549       $      --           $990,564         $1,836,061    $1,023,234
                                 =======       =========           ========         ==========    ==========



                                                                    (continued)



                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF

                        STOCKHOLDERS' EQUITY (DEFICIENCY)


                                    Stock        Retained     Stockholders'
                                Subscriptions    Earnings         Equity
                                  Receivable     (Deficit)      (Deficit)
                                  ----------     ---------      ---------

Balance at June 30, 1994             $(177,950)      $443,618      $2,467,937

Exercise of stock option
and issuance of stock                       --            --           33,000

Net earnings                                --        157,777         157,777
                                     ---------       --------     -----------

Balance at June 30, 1995              (177,950)       601,395       2,658,714
                                     ---------       --------     -----------

Receipt of stock
subscription payments                   13,750            --           13,750

Issuance of Series A
Warrants                                    --            --           11,285

Issuance of Series B
Warrants                                    --            --           28,215

Issuance of Series C
Warrants                                    --            --          457,628

Preferred Stock Issuance                    --            --          990,564

Issuance of Series D
Warrants                                    --            --          509,436

Conversion of Class B
Common Stock to Class
A Common Stock                              --            --              --

Change in par value per
share from $.10 to $.01                     --            --              --

Exercise of Series D
Warrants                                    --            --              943

Issuance of Series E
Warrants                                    --            --           10,000

Issuance of Series F
Warrants                                    --            --            6,670

Expenditures relating to
Preferred Stock offering
and registration statement                  --            --          (370,602)

Net loss                                    --     (5,138,862)      (5,138,862)

Preferred Stock dividends                   --        (57,205)         (57,205)
                                    ----------   ------------       ----------

Balance at June 30, 1996            $ (164,200)  $ (4,594,672)      $ (879,464)
                                    ==========   ============       ==========




                        LOGIMETRICS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                     Class A                    Class B                  Preferred
                                                   Common Stock              Common Stock                  Stock
                                                   ------------              ------------                  -----

SHARES OUTSTANDING

Balance at June 30, 1994                            2,280,614                   250,000                      -

Exercise of Stock Options                             200,000                      -                         -

Issuance of Stock                                     130,000                      -                         -
                                                    ---------                   -------                    ---
Balance at June 30, 1995                            2,610,614                   250,000                      -
                                                    ---------                   -------                    ---
Issuance of Preferred
Stock                                                   -                          -                        30

Conversion of Class B                                 250,000                  (250,000)                     -
Common Stock to Class A

Exercise of Series D
Warrant                                               94,340                       -                         -
                                                    ---------                   -------                    ---

Balance at June 30, 1996                            2,954,954                      -                        30
                                                    =========                   =======                    ===





                 See Notes to Consolidated Financial Statements

                                         LOGIMETRICS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED JUNE 30,
                                                     -------------------

                                                       1996        1995
                                                       ----        ----

   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income available to

    common shareholders                           $(5,196,067)  $ 157,777
                                                   -----------   --------

    Adjustments to reconcile net (loss) income to net cash used in operating activities:

      Depreciation and amortization                   146,358     108,647
      Non-cash compensation/expenses                   16,670      33,000
      Allowance for doubtful accounts                  70,500         -
      Deferred income tax (benefit) provision        (299,000)     69,500
      Preferred stock dividends payable                57,205         -
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                         772,433    (966,371)
          Cost and estimated earnings
             in excess of billings on
             uncompleted contracts                  2,357,220     (19,505)
         Inventories                                 (203,125)    174,822
         Prepaid expenses and other
            current assets                           (129,350)     (3,717)
         Other assets                                  10,155      (7,255)
        Increase (decrease) in liabilities:
          Accounts payable and accrued
           expenses                                   454,692     282,156
        Income taxes payable - current                   -        (40,000)
                                                    ---------   ---------
         Total adjustments                          3,253,758    (368,723)
                                                    ---------    --------
       Net cash used in
         operating activities                      (1,942,309)   (210,946)
                                                   ----------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                             (52,228)     (5,362)
                                                    ---------    --------
       Net cash used in investing activities          (52,228)     (5,362)
                                                    ----------   --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of debt and warrant issuance - net    1,543,050     300,000
     Proceeds of Preferred Stock and
        warrant issuance - net                      1,129,398         -
     Proceeds from exercise of warrant                    943         -
     Repayment of loans from stockholders             (60,000)        -
     Decrease in stock subscriptions receivable        13,750         -
     Repayment of debt                               (429,191)   (122,916)
                                                   -----------   --------
       Net cash provided by financing activities    2,197,950     177,084
                                                    ---------     -------
  NET INCREASE (DECREASE) IN CASH                     203,413     (39,224)

  CASH and CASH EQUIVALENTS, beginning of year         40,858      80,082
                                                   ----------    --------
  CASH and CASH EQUIVALENTS, end of year          $   244,271   $  40,858
                                                   ==========    ========


                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1996 AND 1995

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary, LogiMetrics FSC, Inc. (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

b.       Revenue Recognition

Revenues related to products with short term production cycles are recognized when the products are shipped. The Company reports revenues from the sale of systems contracts, which have production cycles longer than three months, on the percentage-of-completion method for financial reporting purposes. Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The net sales value of partially completed contracts in excess of billings is included in current assets.

c.       Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

d.       Equipment and Fixtures

Equipment and fixtures are recorded at cost and include equipment under capital leases. Depreciation and amortization are provided by the straight-line method over an estimated useful life of five or ten years and in the case of leasehold improvements, the remaining lease term.

e.       Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

f.       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

g.       Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 is effective for fiscal years beginning after December 15, 1995. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of Statement 121 will have a material effect on the consolidated financial statements.

h.       Fair Value of Financial Instruments

At June 30, 1996, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

i.       Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the lives of the related loans.

j.       Stock Options and Warrants

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which requires adoption of its disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to Statement 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to disclose in a note to the financial statements, pro-forma net income and pro-forma earnings per share as if the Company had applied the new method of accounting. Statement 123 also requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       FINANCIAL CONDITION AND LIQUIDITY

On March 7, 1996, the Company was recapitalized and new management was brought in to lead a restructuring of the Company's operations. (The recapitalization of the Company is described in more detail below.) The primary objective of the restructuring is to redirect the Company's focus toward the higher value-added, broadband wireless communications market. The fiscal year ended June 30, 1996, has been significantly impacted by this change in focus.

As a result of this change in focus, as well as the inactivity and other operating inefficiencies preceding the change in control, the Company incurred a net loss of $5.1 million for the year ended June 30, 1996. In addition, as of October 4, 1996, the Company is in payment default under the Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and the 12% Convertible Senior Subordinated Debentures (the "Senior Debentures"). As of October 4, 1996, accrued interest due to the holders of all of these debentures totaled $162,117. The Company is also in default in respect of certain financial covenants in the Fifth Restated and Amended Revolving Credit Note (the "Revolver") and the Further Restated, Increased and Amended Term Loan Note (the "Term Loan") with its senior lender, the North Fork Bank (the "Bank"), and the Senior Debentures. However, the Senior Debenture holder has waived compliance with certain financial covenants through June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996. Pursuant to a Forbearance Agreement by and between the Company and the Bank dated as of October 31, 1996 (the "Forbearance Agreement"), the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Therefore, the Company has reclassified these Debentures, the Revolver and the Term Loan as current liabilities.

There can be no assurance that the Bank and the holder of the Senior Debentures will agree to forbear any rights they may have after the Forbearance Agreement and the waiver described above expire.

The Company has not paid any dividends on its Series A 12% Cumulative Convertible Redeemable Preferred Stock ("Preferred Stock"), which have accumulated in the amount of $114,083, through October 4, 1996. Under the terms of the Preferred Stock, these dividends accumulate. As of October 4, 1996, the Company is overdue in payments to vendors in the amount of approximately $1.2 million.

The Company is currently seeking bridge financing and is exploring certain strategic alliance opportunities so that it can pay overdue amounts to suppliers and financial creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain bridge financing or other cash infusions, the Company may seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

3.       COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING ON UNCOMPLETED
         CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at June 30, 1996:

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs and estimated earnings                         $1,761,046

Less:    Estimated loss upon completion                (529,645)
         Progress billings                             (229,638)
                                                     ----------

                                                     $1,001,763
                                                     ==========

4.       INVENTORIES

Inventory consists of the following at June 30, 1996:

Raw material and components                         $ 1,431,629
Work-in-progress                                        839,824
                                                    -----------

                                                    $ 2,271,453
                                                    ===========

5.       SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

Cash paid during the period for:

                              Year ended June 30,
                     --------------------------------------
                         1996                        1995
                         ----                        ----

Interest               $281,978                    $294,532
Income Taxes            $ 9,931                       --



The following details the non-cash investing and financing activities during the period for:

                                             Year ended June 30,
                                     ----------------------------------
                                       1996                       1995
                                       ----                       ----

Machinery and equipment
  purchased under capital lease      $ 55,436                      --



6.       EQUIPMENT AND FIXTURES

Equipment and fixtures, at cost, are summarized as follows at June 30, 1996:

         Machinery and equipment                               $2,036,270
         Furniture and fixtures                                   131,129
         Leasehold improvements                                   149,198
                                                               ----------
                                                                2,316,597
         Less: accumulated depreciation and amortization       (1,920,187)
                                                               ----------
                                                               $  396,410
                                                               ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.       LONG-TERM DEBT

Long-term debt consists of the following at June 30, 1996:
         Notes payable to Bank                               $2,298,323
         Senior Debentures                                    1,500,000
           Less:  Discount at issuance                         (457,628)
           Plus:  Amortization of discount                       42,903
         Subordinated Debentures                                300,000
         Capital lease obligations                               54,772
                                                             ----------
                                                              3,738,370
         Less: current portion                               (3,715,276)
                                                             ----------
                                                             $   23,094
                                                             ==========

SUBORDINATED DEBENTURES AND SERIES A AND SERIES B WARRANTS

On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consists of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series
A. For managing the financing, Common Stock Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per share.

Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for the Subordinated Debentures and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants", respectively).

The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock $.01 par value per shares ("Common Stock"), at $.25 per share. As of October 4, 1996, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $45,175. Therefore, the Company has reclassified these Debentures as current liabilities. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the Company's Term Loan and Revolver, Senior Debentures and capital lease obligations.

The Series A Warrants may be exercised at a price of $.25 per share for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share for an aggregate of 1,500,000 shares of Common Stock. Both Series A and Series B Warrants may be exercised at any time until July 15, 2002. As of October 4, 1996, the Company has not timely filed the registration statement effecting the Series A and Series B Warrant holders' registration rights.

SENIOR DEBENTURES AND SERIES C WARRANTS

On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Pursuant to a Unit Purchase Agreement between the Company and Cerberus Partners, L.P. ("Cerberus"), Cerberus purchased 30 units, each composed of one $50,000 Senior Debenture and one Common Stock Purchase Warrant, Series C ("Series C Warrant") entitling the holder thereof to purchase 84,746 shares of Common Stock for $.01 per share at any time prior to March 7, 2003.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company allocated the $1,500,000 received between the Senior Debentures and the Series C Warrants based on their estimated fair value as of March 7, 1996.

Each Senior Debenture is convertible into 84,746 shares of Common Stock. The Senior Debentures are senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. The principal is payable on the Senior Debentures in one balloon payment due December 31, 1998.

As of October 4, 1996, the Company was in default with respect to the payment of interest on the Senior Debentures, the timely filing of a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, and compliance with the financial covenants. Therefore, the Company has reclassified these Debentures as current liabilities.

Accrued and unpaid interest on the Senior Debentures totaled $116,942 as of October 4, 1996. Interest is currently payable at the rate of 14% per annum on the outstanding principal and at the rate of 15% on the interest with respect to which the Company is currently in default. Interest accrued on the unpaid principal at the rate of 12% per annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debenture and Series C Warrant holder's registration rights. Thereafter, the interest rate increased by 0.5% per annum to a rate of 14% per annum on October 4, 1996. Until the Company files a registration statement effecting the Senior Debenture and Series C Warrant holder's registration rights, the interest rate will increase by 0.5% per annum for each ensuing 30 day period, to a maximum interest rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of past due interest, the interest rate will revert to 12% per annum.

The Senior Debentures contain certain financial covenants, which were in default as of June 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. As of October 31, 1996, the holder of the Senior Debentures has waived the requirements for the Company to comply with these financial covenants through the end of the Company's fiscal year ending June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996.

NORTH FORK BANK CREDIT FACILITIES

The Company has two credit facilities available to it from the Bank. The facilities, as amended in October 1995 and March 1996, provide the Company with a revolving loan ("Revolver") of $2,200,000, which matures October 31, 1997, and a term loan ("Term Loan") of $800,000, which matures December 31, 1998. The Revolver bears interest at the rate of 2% per annum in excess of the Bank's prime rate; the Term Loan bears interest at the rate of 1.5% per annum in excess of the Bank's prime rate. On October 4, 1996, the Bank's prime rate was 8.25% per annum.

The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contain certain financial covenants, which were in default as of June 30, 1996. The covenants have five components: (i) a minimum

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Therefore, the Company has reclassified the Revolver and the Term Loan as current liabilities.

Under the Term Loan and the Revolver, the Company is required to maintain an aggregate average monthly ledger balance of $175,000 in non-interest deposit accounts with the Bank ("Compensating Balance Requirement"). Through October 4, 1996, the Company's aggregate average month ledger balance has been less than the required amount. Accordingly, the Company paid penalties totaling approximately $3,000 to the Bank, which represent (a) the difference between $175,000 and the aggregate average monthly ledger balance maintained, multiplied by (b) a fixed rate (the "Deficiency Rate") equal to four percent (4%) in excess of the Bank's prime rate, based on a 360-day year and actual number of days elapsed. The Deficiency Rate is established on the first day of each January and July and is applicable for the immediately ensuing six month period.

Principal payments due on all long-term debt consist of the following:

         Fiscal year ending June 30, 1997                   $3,715,276
         Fiscal year ending June 30, 1998                       17,550
         Fiscal year ending June 30, 1999                        5,544
                                                            ----------
                                                            $3,738,370
                                                            ==========

8.        INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

                                                  Year Ended June 30,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----

               Federal - Current                    -         $ 1,000
                       - Deferred               ($299,000)     69,500
                                                 --------     -------
                            Total               ($299,000)    $70,500
                                                 ========     =======

The following is a summary of deferred tax assets as of June 30, 1996:

         Current:

          Costs in excess of deferred contract revenues               $229,645
          Inventory reserves                                            85,000
          Accounts receivable                                           25,500
          Accrued expenses                                              23,889
                                                                    ----------
         Total Current Deferred Tax Assets                             364,034
         Non-Current:
          Net operating loss carry forward                             813,447
                                                                    ----------
         Total Deferred Tax Assets                                   1,177,481
          Valuation allowance                                       (1,177,481)
                                                                    ----------
          Net Deferred Tax Assets                                   $ - 0  -
                                                                    ==========

The Company has approximately $3.1 million in net operating loss carry forwards, which expire in 2011.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's effective tax rate differs from the anticipated Federal statutory rate. A reconciliation of the Federal statutory rate to the Company's effective tax rate is as follows:


                                                   % of Pretax Earnings
                                                   Years Ended June 30,
                                                   --------------------
                                                    1996          1995
                                                    ----          ----

    Federal maximum tax rate                        34.0%         34.0%
    State income tax net of
     federal tax benefit                              --            --
    Effect of graduated tax rates                     --          (2.3)
    Net operating (loss)                           (39.5)           --
    Other                                             --           (.8)
                                                   ------          ----
    Effective Rate                                 (5.5%)         30.9%
                                                   ======         ====

9.       STOCKHOLDERS' EQUITY

a)       COMMON AND PREFERRED STOCK

During the year ended June 30, 1995, the Company awarded 130,000 shares of Class A Common Stock to two employees and options to purchase 200,000 shares of Class A Common Stock were exercised, increasing the number of issued and outstanding Class A shares to 2,610,614.

In August 1995, all outstanding shares (250,000 shares) of Class B Common Stock were converted to Class A Common Stock. As a result of this conversion, the number of shares of Class A Common Stock issued and outstanding increased by 250,000 shares to 2,860,614 shares.

In March 1996, the Company's Certificate of Incorporation was amended. Among other things, the authorized Common Stock of the Company was increased from 7,000,000 shares of Class A Common Stock, par value $.10 per share, to 35,000,000 shares of Common Stock, par value, $.01 per share. The appellation "Class A" was eliminated from the Common Stock, since there were no longer any shares of Class B Common Stock outstanding. In addition, the Company's Certificate of Incorporation was amended to authorize 200 shares of Preferred Stock, par value $.01 per share.

During the year ended June 30, 1996, the Company granted stock options to two officers. Richard K. Laird, the former President and Chief Executive Officer, effectively received options to purchase 225,000 shares of Common Stock at an exercise price of $.40 per share. Russell J. Reardon, the Chief Financial Officer, received options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share.

In June 1996, a Series D Warrant was exercised. As a result, the number of shares of Common Stock increased by 94,340 to 2,954,954 shares.

PREFERRED STOCK AND SERIES D WARRANTS

On March 7, 1996, the Company also completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Preferred Stock and one Common Stock Purchase Warrant, Series D ("Series D Warrant"). Each share of Preferred Stock is convertible into 94,340 shares of Common Stock. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights.

The Company allocated the $1,500,000 received between the Preferred Stock and the Series D Warrants based on their estimated fair value as of March 7, 1996.

Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to the dividend payments due on June 15, 1996 and September 15, 1996, the Board of Directors has elected to defer payment until

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company has sufficient cash for that purpose. The holders of the Preferred Stock and the Series D Warrants also have registration rights. The Company has not filed in a timely fashion the registration statement required to effect these holders' rights.

The accumulated amount of dividends due on the Preferred Stock as of October 4, 1996, is $114,083. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period because the Company failed to file a registration statement to effect the Preferred Stock and Series D Warrant holders' registration rights. Thereafter, the dividend rate increased by 0.5% per annum to a rate of 14% per annum on October 4, 1996. Until the Company files this registration statement, the dividend rate will increase by 0.5% per annum for each ensuing 30-day period to a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

SERIES E WARRANTS

In December 1995, the Company entered into a consulting agreement with two companies, SFM and Phipps, Teman & Company, L.L.C. ("PTCO"), for services to be rendered in obtaining additional financing for the Company. In addition to fees paid under the agreement, on March 7, 1996, SFM and PTCO were granted warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share any time prior to March 7, 2003 (the "Series E Warrants"). These warrants were estimated to have a fair market value of $.01 per warrant, and the Company reflected such amount as a charge to professional fee expense. As of October 4, 1996, the Company has not timely filed the registration statement effecting the Series E Warrant holders' registration rights.

SERIES F WARRANTS

On May 1, 1996, the Company granted Common Stock Purchase Warrants, Series F ("Series F Warrants") to certain directors, officers and other related parties as compensation for services performed for the Company. These warrants were estimated to have a fair market value of $.01 per warrant, and the Company reflected such amount as a charge to professional fee expense. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share. The exercise price is subject to adjustment in the event the Company issues or sells Common Stock at less than $.30 per share other than on exercise of the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the options granted to Richard K. Laird described below and the options granted to each of Murray H. Feigenbaum and Jerome Deutsch to purchase 100,000 shares of Common Stock at $.10 per share. Specifically, the Company granted: (i) Mr. Lawrence I. Schneider, a director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) PTCO, a company whose principals include director Norman Phipps and officer Wade Teman, Series F Warrants to purchase 235,850 shares of Common Stock; and (iii) Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of October 4, 1996, the Company has not timely filed the

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

registration statement effecting the Series F Warrant holders' registration rights.

REGISTRATION RIGHTS

Under the terms of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Series F Warrants and the options granted to Russell J. Reardon described above, the Company was obligated to file a registration statement effecting the respective holders' registration rights within 90 days after issuance. As of October 4, 1996, the Company has not filed such a registration statement and, accordingly, the Company is not in compliance with respect to this obligation.

b)       STOCK OPTIONS

INCENTIVE STOCK OPTIONS

The Company had an Incentive Stock Option Plan (the "Plan"), which was terminated in accordance with its own provisions on June 14, 1992. Under the Plan, incentive stock options were granted to key employees of the Company at not less than fair market value as determined by the Board of Directors on the date of the grant. The term of each option was ten years from the date of the grant. During the year ended June 30, 1996, the last remaining, exercisable incentive stock option expired.

                                            Price
                                           at Date           Number
                                           of Grant         of Shares
                                           --------         ---------

    Balance, June 30, 1994                  $ 1.00            35,000
    Expired and Canceled                                     (20,000)
                                                             --------

    Balance, June 30, 1995                  $ 1.00            15,000
    Expired and canceled                                     (15,000)
                                                             --------

    Balance, June 30, 1996, Final                                  0
                                                             ========

NON-QUALIFIED STOCK OPTIONS

On May 16, 1994, the Board of Directors granted non-qualified stock options to two officers to each purchase 300,000 shares of Common Stock at the fair market value of $.10 per share. These options were exercisable in whole or in part at any time until December 31, 1998. During the year ended June 30, 1995, each officer exercised options for 100,000 shares of Common Stock. During the year ended June 30, 1996, each officer agreed to terminate options for 100,000 shares of Common Stock. At June 30, 1996, the balance of these exercisable options equaled 100,000 shares of Common Stock for each of the two former officers.

On March 7, 1996, the Board of Directors granted non-qualified stock options to an officer to purchase 1,000,000 shares of Common Stock at an exercise price ranging from $.40 per share to $3.40 per share. Subsequently, on September 14, 1996, in connection with the settlement agreement with the former officer, the grant was reduced to a total of 225,000 shares of Common Stock at $.40 per share. (Refer to Note 17 of the Notes to Consolidated Financial Statements.)

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The options are exercisable in accordance with the following vesting schedule:

         Date Vested                Exercise Price          Number of Shares
         -----------                --------------          ----------------
         March 7, 1996                 $.40                    125,000
         September 14, 1996            $.40                    100,000
                                                               -------

         Total                                                 225,000
                                                               =======

On May 1, 1996, the Board of Directors granted non-qualified stock options to an officer to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, exercisable at any time on or prior to March 7, 2003.

(c)   STOCK SUBSCRIPTIONS RECEIVABLE

As of June 30, 1996, two former officers of the Company, Murray H. Feigenbaum and Jerome Deutsch, owe the Company $106,350 and $57,850, respectively, for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. During the year ended June 30, 1996, $7,000 and $6,750 was paid to the Company by Messrs.
Feigenbaum and Deutsch, respectively.

10.      (LOSS) INCOME PER SHARE

(Loss) Income per common share was computed by dividing net (loss) income by the weighted average number of shares of Common Stock and equivalents outstanding during each of the years presented. For the fiscal year ended June 30, 1996, the fully diluted earnings per share does not give effect to the contingently issuable shares since they would have an antidilutive effect.

11.      COMMITMENTS

Rental expenses under operating leases approximated $186,000 in each of the years 1996 and 1995.

Minimum rents under operating lease obligations are as follows:

                           1997             $147,000
                           1998                6,000
                           1999                5,000
                           Thereafter                   -

12.      MAJOR CUSTOMERS

For the fiscal years ended 1996 and 1995, the Company derived 15% and 29%, respectively, of its revenue from sales to various agencies of the U.S. Government. No one customer accounted for 10% of revenue for the years ended June 30, 1996 and 1995.

Sales to foreign customers by geographic location, as a percentage of total revenues, were as follows:

      Years ended June 30,                        1996              1995
      --------------------                        ----              ----
      Middle East                                   1%                3%
      Europe                                        9                 15
      Asia                                         21                 28
      Other                                        --                  2
                                                  ----               ----
                                                   31%                48%
                                                  ====               ====

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.      PENSION PLAN

The Company has a defined contribution plan covering eligible full-time employees. Any employee who completes two months of service and has attained age 21 is eligible to participate. Participation in the plan is voluntary. Any participant may elect to contribute between 1% and 15% of his or her earnings under the plan and, at its discretion, the Company can make matching contributions. For the years ended June 30, 1996 and 1995, the Company has made no matching contributions.

14.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In July 1995, the Company sold to SFM Series B Warrants to purchase 1,500,000 shares of Common Stock, at a price of $.02 per share, for services rendered in obtaining bridge financing for the Company. Directors of the Company, Alfred Mendelsohn and Lawrence I. Schneider, are principals in SFM.

In December 1995, the Company entered into a consulting agreement with two companies, SFM and PTCO, for services to be rendered in obtaining additional financing for the Company. SFM and PTCO were granted Series E Warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share any time prior to March 7, 2003. SFM and PTCO also were subsequently paid fees of $87,500 and $216,377, respectively, when the financing was provided in March 1996. Norman M. Phipps, a director of the Company, and Wade Teman, an officer of the Company, are principals in PTCO.

Pursuant to the terms of the consulting agreement, Messrs. Murray H. Feigenbaum and Jerome Deutsch gave irrevocable proxies to SFM and PTCO to vote their shares of Common Stock in respect of the election of five members of the Board of Directors of the Company and certain other matters. Pursuant to the proxies, SFM has the right to elect two directors and PTCO has the right to elect three directors. Since Messrs. Feigenbaum and Deutsch together own more than fifty percent (50%) of the issued and outstanding shares of Common Stock of the Company, the proxies effectively transfer control of the Company to SFM and PTCO.

In March 1996, former Directors of the Company, Murray H. Feigenbaum and Jerome Deutsch, were each paid $30,000 plus accrued interest as repayment of loans made to the Company.

In April 1996, the Company entered into a consulting agreement with PTCO to provide investment banking services to the Company. The agreement includes a $5,000 monthly retainer and reimbursement of expenses.

In May 1996, a Director of the Company, Lawrence I. Schneider, was elected Chairman of the Executive Committee for a five-year term. As compensation, he was paid $100,000, in June 1996.

During the fiscal year ended June 30, 1996, the Company paid Orbitrex International, Inc., whose President is Alfred Mendelsohn, a director of the Company, $71,000 for business development services provided to the Company. Additionally, the Company granted Alfred Mendelsohn Series F Warrants to purchase 100,000 shares of Common Stock at $.50 per share.

During the fiscal year ended June 30, 1996, the Company paid $2,500 each for the personal legal expenses of former directors Murray H. Feigenbaum and Jerome Deutsch.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.      WARRANTS

The following details warrants outstanding based on their estimated value at the dates of issuance.


                           Date of                    Exercise                  Number of
 Warrant                   Issuance                     Price                   Warrants                   Amount
 -------                   --------                     -----                   --------                   ------
Series A               July 14, 1996                     $.25                     600,000               $   11,285
Series B               July 14, 1996                      .25                   1,500,000                   28,215
Series C               March 7, 1996                      .01                   2,542,380                  457,628
Series D               March 7, 1996                      .01                   2,830,200                  509,436
Series E               March 7, 1996                      .40                   1,000,000                   10,000
Series F               May 1, 1996                        .50                     667,040                    6,670
                                                                                ---------               ----------

Total                                                                           9,139,620               $1,023,234
                                                                                =========               ==========



16.      RESTRUCTURING AND UNUSUAL CHARGES

The restructuring and unusual charges primarily relate to the change in marketing focus and include write-offs of slow moving and obsolete inventory ($448,000), write-downs of inventory to lower of cost or market ($960,000), write-offs of previously capitalized product design costs ($391,000), and establishment of a warranty reserve provision ($150,000).

17.      SUBSEQUENT EVENTS

The Company received and considered an internal investigation report (the "Report") of certain allegations made by Richard K. Laird, the former Chairman, President, and Chief Executive Officer of the Company, in a letter dated May 30, 1996. The Report was prepared by outside counsel. After careful review of the Report, the Company determined that it was not appropriate to amend any of its previously filed financial statements.

Separately, on September 14, 1996, the Company executed an agreement to settle any claims or disputes that may have arisen out of Mr. Laird's relationship with the Company or the termination thereof. Under the terms of the settlement, Mr. Laird effectively forfeited all but 225,000 of the 1,000,000 options originally granted to him. The remaining options to purchase 225,000 shares of Common Stock have an exercise price of $.40 per share.

The Term Loan and Revolver with the Bank contain certain financial covenants, which were in default as of June 30, 1996. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Also, as of October 31, 1996, the Senior Debenture holder has waived the requirement for the Company to comply with the covenants in the Senior Debenture through June 30, 1997.

Item 8.           Changes in and Disagreements on Accounting and Financial
                  Disclosures

The information was previously reported in a Form 8-K Report filed on September 9, 1996 and a Form 8-K Report filed on September 19, 1996.


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act by the Company.

(a)      The following persons are the current executive officers and directors.

Name                          Age               Position
----                          ---               --------

Norman M. Phipps              36                Director, Chairman of the
                                                Board, Acting Principal
                                                Executive Officer,
                                                and Acting President

Alfred Mendelsohn             52                Director

Henry N. Schneider            31                Director

Lawrence I. Schneider         60                Director

Russell J. Reardon            46                Chief Financial Officer,
                                                Secretary, Senior Vice
                                                President-Finance and
                                                Administration

Wade Teman                    32                Senior Vice President

The term of office of each above-named person ends on the date of the annual meeting prescribed in the Company's By-Laws (a day within five months of the close of the Company's fiscal year, as determined by the Board of Directors) or until a successor is elected.

NORMAN M. PHIPPS, has served as a director of the Company since March 1996 and as Chairman of the Board and Acting President since May 1996. Mr. Phipps has served as a Principal of Phipps, Teman & Company, L.L.C., a private investment firm, since August 1993. From January 1991 to July 1993, Mr. Phipps was Managing General Partner of CP Capital Partners, a private investment firm. Mr. Phipps currently serves as a Director of Avery Communications, Inc.

ALFRED MENDELSOHN, has been a Director of the Company since 1982. Mr. Mendelsohn has served as President of Orbitrex International, Inc., a business management and consulting firm, since 1979 and as a Director of Avery Communications, Inc. since 1995.

HENRY N. SCHNEIDER, has served as a Director of the Company since March 1996. Mr. Schneider has been a Principal in Global Capital Resources, a private investment firm, since May 1994. From June 1989 to May 1994, Mr. Schneider was an associate with the private investment firm, S&S Investments. He is Lawrence I. Schneider's son.

LAWRENCE I. SCHNEIDER, has served as a Director of the Company since March 1996. Mr. Schneider has been a Principal of Global Capital Resources, a private investment firm, since May 1993 and a general partner of the private investment firm, S&S Investments, since January 1983. Mr. Schneider currently serves as a Director of Communications and Entertainment Corporation. He is Henry Schneider's father.

RUSSELL J. REARDON, has served as the Company's Chief Financial Officer and Senior Vice President-Finance and Administration since April 1996 and as Secretary since May 1996. From October 1995 to April 1996, he served as Executive Vice President of On Hold Productions, Inc., a telephone services and production firm. From February 1991 to October 1995, he served as Chief Financial Officer of Faulding, Inc., a generic pharmaceutical company.

WADE TEMAN, has served as the Company's Senior Vice President since May 1996. Since August 1993, Mr. Teman has been a Principal of the private investment firm, Phipps, Teman & Company, L.L.C. He was a Partner of the private investment firm, CP Capital Partners, from January 1991 to July 1993.

Item 10.          Executive Compensation

         The following table shows the total compensation received by named executive officers during the fiscal years ended June 30, 1996, June 30, 1995 and June 30, 1994.

                                         Annual Compensation
                                   -------------------------------    Long-Term
                                                                      Compensation
                                                         Other     ----------------        All
    Name and                Fiscal                      Annual     Awards / Options      Other
Principal Position           Year   Salary    Bonus   Compensation  (No. of Shares)   Compensation
------------------           ----   ------    -----   ------------  ---------------   ------------

Richard K. Laird(A)          1996  $28,300  $200,000(B)       -          225,000(C)
Former Chairman of the       1995        -       -            -              -
 Board, President & CEO      1994        -       -            -              -

Norman M. Phipps             1996        -       -            -              -
Chairman of the Board        1995        -       -            -              -
Acting President and         1994        -       -            -              -
Acting Principal
Executive Officer

Murray H. Feigenbaum(D)      1996  145,900       -            -              -          $19,096(E)
Former Executive             1995  132,700    22,682          -              -
Vice President and           1994  122,500    10,190          -              -
Director


______________________

(A) Employment commenced on March 7, 1996 and terminated with Mr. Laird's resignation on May 30, 1996.

(B)      Received in the form of a signing bonus.

(C) Options to purchase 1,000,000 shares of Common Stock were granted on March 7, 1996, at exercise prices ranging from $.40 per share to $3.40 per share. Pursuant to a settlement agreement between Mr. Laird and the Company dated September 14, 1996, Mr. Laird effectively forfeited all but 225,000 of the 1,000,000 options originally granted to him. The remaining options to purchase 225,000 shares of Common Stock have an exercise price of $.40 per share. See "Director Settlement" below.

(D)      Resigned as a director and retired from employment on June 13, 1996.

(E) Includes payment by the Company for medical insurance ($4,893), disability insurance ($5,225), legal fees ($2,500) and life insurance ($6,478).

OPTION GRANTS IN LAST FISCAL YEAR:

The following table reflects the stock option grants made to the Company's named executive officers during the fiscal year ended June 30, 1996. The Company did not grant any stock appreciation rights during this period.


                                          Number of               % of Total
                                          Securities             Options/SARs
                                          Underlying              Granted to             Exercise or
                                         Options/SARs            Employees in             Base Price             Expiration
 Name                                     Granted (#)             Fiscal Year             ($/Share)                 Date
 ----                                     -----------             -----------             ---------                 ----

Richard K. Laird                          225,000(A)                 47.4%                   $.40                 9/14/99

Norman M. Phipps                               0                      0.0%                    ---                   ---

Murray H. Feigenbaum                           0                      0.0%                    ---                   ---

________________________

(A) As adjusted pursuant to the settlement agreement dated September 14, 1996. See "Director Settlement."

FISCAL YEAR-END OPTION VALUES:

The table below sets forth information regarding unexercised options held by the Company's named executive officers as of June 30, 1996.


                                                  Number of Securities
                                             Underlying Unexercised Options                    Value of Unexercised
                                                   at Fiscal Year End                        In-The-Money Options at
                                              (#) Exercisable/Unexercisable                    Fiscal Year End ($)
                                              -----------------------------                    -------------------

Richard K. Laird                                        225,000/0                                   $303,750/0

Norman M. Phipps                                              0/0                                          0/0

Murray H. Feigenbaum                                    100,000/0                                   $165,000/0

COMPENSATION OF DIRECTORS:


The Company does not regularly compensate directors for their services as directors of the Company.

In May 1996, a Director of the Company, Lawrence I. Schneider, was elected Chairman of the Executive Committee for a five-year term. As compensation, he was paid $100,000, in June 1996.

DIRECTOR SETTLEMENT:

The Company received and considered an internal investigation report (the "Report") of certain allegations made by Richard K. Laird, the former Chairman, President, and Chief Executive Officer of the Company, in a letter dated May 30, 1996. The Report was prepared by outside counsel. After careful review of the Report, the Company determined that it was not appropriate to amend any of its previously filed financial statements.

Separately, on September 14, 1996, the Company executed an agreement to settle any claims or disputes that may have arisen out of Mr. Laird's relationship with the Company or the termination thereof. Under the terms of the settlement, Mr. Laird effectively forfeited all but 225,000 of the 1,000,000 options originally granted to him. The remaining options to purchase 225,000 shares of Common Stock have an exercise price of $.40 per share. The Company was not required to pay any amounts to Mr. Laird under the settlement agreement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

To the best of the Company's knowledge, the following directors, officers, and beneficial owners failed to file on a timely basis, reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during the fiscal year ended June 30, 1996 or prior fiscal years.


                                           Date of Event
Reporting                                  Requiring
Person                   Form              Filing of Form               Transaction(s)
------                   ----              --------------               --------------

PTCO                     Form 3            March 7, 1996                Acquisition of (i) 1/2 share of
                                                                        Preferred Stock convertible into
                                                                        47,170 shares of Common Stock;
                                                                        (ii) Series D Warrant to purchase
                                                                        47,170 shares of Common Stock;
                                                                        (iii) Series E Warrants to
                                                                        purchase 708,333 shares of Common
                                                                        Stock.

                         Form 4            April 9, 1996                Distribution of (i) 1/2 share of
                                                                        Preferred Stock convertible into
                                                                        47,170 shares of Common Stock;
                                                                        (ii) Series D Warrant to purchase
                                                                        47,170 shares of Common Stock;
                                                                        (iii) Series E Warrants to
                                                                        purchase 708,333 shares of Common
                                                                        Stock.

                         Form 4            May 1, 1996                  Acquisition of 235,850 Series F
                                                                        Warrants

Norman M.                Form 3            March 7, 1996                Elected director.
Phipps
                                                                        Beneficial ownership of the
                                                                        following securities owned by
                                                                        PTCO: (i) Series D Warrants
                                                                        to purchase 23,585 shares
                                                                        of Common Stock; (ii) Series E
                                                                        Warrants to purchase 296,042
                                                                        shares of Common Stock; and
                                                                        (iii) 1/4 share of Preferred
                                                                        Stock convertible into 23,585
                                                                        shares of Common Stock.

                         Form 4            April 9, 1996                Change in form of beneficial
                                                                        ownership (direct acquisition of
                                                                        securities formerly owned by
                                                                        PTCO).

                         Form 4            May 1, 1996                  Acquisition of Series F Warrants
                                                                        to purchase 147,406 shares of

                                                                        Common Stock held by PTCO








                                           Date of Event
Reporting                                  Requiring
Person                   Form              Filing of Form               Transaction(s)
------                   ----              --------------               --------------

Alfred                   Form 3            July 1982                    Elected director.
Mendelsohn

                         Form 3            December 1985                Ownership of 31,250 shares of
                                                                        Common Stock

                         Form 3            July 14, 1995                Ownership of 31,250 shares of
                                                                        Common Stock


                                                                        Ownership of Series B
                                                                        Warrants to purchase
                                                                        290,000 shares of Common
                                                                        Stock acquired from SFM

                         Form 4            May 1, 1996                  Acquired Series F Warrants to
                                                                        purchase 100,000 shares of Common
                                                                        Stock

Richard K.               Form 3            March 7, 1996                Elected director.
Laird                                                                   Ownership of Series D Warrants to
                                                                        purchase 94,340 shares of Common
                                                                        Stock

                                                                        Ownership of Preferred Stock
                                                                        convertible into 94,340 Shares of
                                                                        Common Stock

                                                                        Options to purchase 1,000,000
                                                                        shares of Common Stock

                         Form 4            September 14,                Options to purchase 1,000,000
                                           1996                         shares of Common Stock were
                                                                        reduced to options to purchase
                                                                        225,000 shares of Common Stock

Mark Fisher              Form 3            July 14, 1995                Ownership of Series B Warrants to
                                                                        purchase 520,000 shares of Common
                                                                        Stock from SFM

                                                                        Ownership of Series A Warrants to
                                                                        purchase 60,000 shares of Common
                                                                        Stock

                                                                        Ownership of 1 1/2 Subordinated
                                                                        Debenture convertible into
                                                                        120,000 shares of Common Stock

Wade Teman               Form 3            March 7, 1996                Beneficial ownership of the
                                                                        following securities owned by
                                                                        PTCO: (i) Series D Warrants to
                                                                        purchase 23,585 shares of Common
                                                                        Stock; (ii) Series E Warrants to
                                                                        purchase 200,125 shares of Common
                                                                        Stock; and (iii) 1/4 share of
                                                                        Preferred Stock convertible into
                                                                        23,585 shares of Common Stock

                         Form 4            April 9, 1996                Change in form of beneficial
                                                                        ownership (direct acquisition of
                                                                        securities formerly owned by
                                                                        PTCO).









                                           Date of Event
Reporting                                  Requiring
Person                   Form              Filing of Form               Transaction(s)
------                   ----              --------------               --------------

                         Form 4            May 1, 1996                  Appointed Senior Vice President.


                                                                        Ownership of the following
                                                                        Securities: (i) Series D
                                                                        Warrants to purchase 23,585
                                                                        shares of Common Stock; (ii)
                                                                        Series E Warrants to purchase
                                                                        200,125 Shares of Common
                                                                        Stock; and (iii) 1/4 share of
                                                                        Preferred Stock convertible
                                                                        into 23,585 shares of Common
                                                                        Stock

                                                                        Acquisition of Series F Warrants
                                                                        to purchase 88,444 shares of
                                                                        Common Stock held by PTCO

Russell J.               Form 3            April 1, 1996                Appointed Chief Financial
Reardon                                                                 Officer.

                         Form 4            May 1, 1996                  Acquisition of options to
                                                                        purchase 250,000 shares of Common
                                                                        Stock

Henry N.                 Form 3            March 7, 1996                Elected director.
Schneider                                                               Ownership of Series D Warrants to
                                                                        purchase 94,340 shares of Common
                                                                        Stock

                                                                        Ownership of 1 share of Preferred
                                                                        Stock convertible into 94,340
                                                                        shares of Common Stock

                         Form 4            April 9, 1996                Acquisition of Series E Warrants
                                                                        to purchase 133,333 shares of
                                                                        Common Stock from PTCO

Lawrence I.              Form 3            July 14, 1995                Beneficial owner of Series B
Schneider                                                               Warrants to purchase 380,000
                                                                        shares of Common Stock owned by
                                                                        Rilar Family Associated, L.P.

                                                                        Direct ownership of Series B
                                                                        Warrants to purchase 200,000
                                                                        shares of Common Stock from SFM

                         Form 4            July 14, 1995                Distribution of Series B Warrants
                                                                        to purchase 200,000 shares of
                                                                        Common Stock

                         Form 4            March 7, 1996                Acquired ownership of Series E
                                                                        Warrants to purchase 291,667
                                                                        shares of Common Stock


                                                                        Beneficial ownership of Series D
                                                                        Warrants to purchase 94,340
                                                                        shares of Common Stock owned by
                                                                        his wife, Rita Schneider








                                           Date of Event
Reporting                                  Requiring
Person                   Form              Filing of Form               Transaction(s)
------                   ----              --------------               --------------


                                                                        Beneficial ownership of 1
                                                                        share of Preferred Stock
                                                                        convertible into 94,340
                                                                        shares of Common Stock
                                                                        owned by his wife, Rita
                                                                        Schneider

                         Form 4            May 1, 1996                  Acquired Series F Warrants to
                                                                        purchase 331,190 shares of Common
                                                                        Stock

SFM                      Form 3            July 14, 1995                Acquired Series B Warrants to
                                                                        purchase 1,500,000 shares of
                                                                        Common Stock

                         Form 4            July 14, 1995                Distribution of 1,500,000 Series
                                                                        B Warrants

Rilar Family             Form 3            July 14, 1995                Acquisition of Series B Warrants
Associates                                                              to purchase 380,000 shares of
L.P.                                                                    Common Stock from SFM



Item 11.          Security Ownership of Certain Beneficial Owners and Management

Set forth below is a table indicating the beneficial ownership of the Company's Common Stock as of October 4, 1996 by each of the Company's directors, named executive officers and all current directors and executive officers as a group.

                                     Amount and
                                     Nature of
Name and Address of                  Beneficial           Percent of
Beneficial Owner (1)                 Ownership (2)         Class (3)
--------------------                 -------------         ---------

Alfred Mendelsohn                      656,053(4)           19.6%

Norman M. Phipps                     1,197,855(5)           34.8%

Henry N. Schneider                     322,013(6)            9.8%

Lawrence I. Schneider                1,663,971(7)           40.1%

Richard K. Laird                       413,680(8)           12.3%

Murray H. Feigenbaum                   939,319(9)           30.7%

All Executive Officers               4,425,631(4),(5),      74.6%
   and Directors as a                    (6),(7),(10)
   group (6 persons)


____________________________

(1) Unless otherwise indicated, the mailing address of each shareholder is 121-03 Dupont Street, Plainview, New York 11803.

(2) Each shareholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares that the individual has the right to acquire within 60 days after October 4, 1996.

(3) Number of shares deemed outstanding includes shares subject to conversion of the Senior Debentures, the Subordinated Debentures and the Preferred Stock, and an exercise of the stock options and warrants, beneficially owned by each individual or the group.

(4) Assumes the exercise of Series B Warrants to purchase 290,000 shares of Common Stock and Series F Warrants to purchase 100,000 shares of Common Stock. Also includes 234,803 shares of Common Stock, with respect to which Mr. Mendelsohn has the right to vote for the election of two directors nominated by SFM and mergers, acquisitions and sales of all or substantially all of the Company's assets.

(5) Assumes the exercise of Series D Warrants to purchase 23,585 shares of Common Stock, Series E Warrants to purchase 296,042 shares of Common Stock, and Series F Warrants to purchase 147,406 shares of Common Stock, and the conversion of the 1/4 share of Preferred Stock into 23,585 shares of Common Stock. Also includes 707,237 shares of Common Stock, with respect to which Mr. Phipps has the right to vote for the election ofthree directors nominated by PTCO and with respect to mergers,acquisitions and sales of all or substantially all of the Company'sassets, pursuant to proxies granted to PTCO, of which Mr. Phipps is aprincipal, on June 13, 1996, by Murray H. Feigenbaum and Jerome Deutsch.

(6) Assumes the exercise of Series D Warrants to purchase 94,340 shares of Common Stock and Series E Warrants to purchase 133,333 shares of Common Stock and the conversion of one share of Preferred Stock into 94,340 shares of Common Stock.

(7) Assumes: (i) the exercise by SFM, of which Lawrence I. Schneider is a principal, of Series E Warrants to purchase 291,667 shares of Common Stock; (ii) the exercise by Rilar Family Associates, L.P., a limited partnership controlled by Lawrence I. Schneider, of Series B Warrants to purchase 380,000 shares of Common Stock; (iii) the exercise by Rita Schneider, the wife of Lawrence I. Schneider, of Series D Warrants to purchase an aggregate of 94,340 shares of Common Stock; (iv) the exercise of Series F Warrants to purchase 331,190 shares of Common Stock; and (v) the conversion of the Preferred Stock held by Rita Schneider into 94,340 shares of Common Stock. Also includes 472,434 shares of Common Stock, with respect to which Mr. Schneider has the right to vote for the election of two directors nominated by SFM and with respect to mergers, divestitures, acquisitions and sales of all or substantially all of the company's assets, pursuant to proxies dated June 13, 1996, granted to SFM, of which Mr. Schneider is a principal, by Murray H. Feigenbaum and Jerome Deutsch.

(8) Assumes the exercise of options to purchase 225,000 shares of Common Stock, Series D Warrants to purchase 94,340 shares of Common Stock and the conversion of one share of the Preferred Stock into 94,340 shares of Common Stock.

(9)      Assumes the exercise of options to purchase 100,000 shares of Common
         Stock.

(10) Also assumes: (i) exercise of options to purchase 250,000 shares of Common Stock; (ii) conversion of Preferred Stock into 23,585 shares of Common Stock; (iii) exercise of Series D Warrants to purchase 23,585 shares of Common Stock; (iv) exercise of Series E Warrants to purchase

         200,125 shares of Common Stock; and (v) exercise of Series F Warrants to purchase 88,444 shares of Common Stock.

OTHER BENEFICIAL OWNERS (1)

The following table provides information, as of October 4, 1996, regarding the beneficial ownership of more than five percent (5%) of the Company's Common Stock held by persons who are not listed in the preceding table.


                                                    AMOUNT AND NATURE
  NAME AND ADDRESS                                   OF BENEFICIAL                   PERCENTAGE
OF BENEFICIAL OWNER                                    OWNERSHIP                       OF CLASS
-------------------                                    ---------                       --------

Jerome Deutsch                                       675,154(2)                         22.1%
61-21A Richmond Blvd.
Ronkonkoma, NY 11779

Mark Fisher                                          700,000(3)                         19.2%
8 East 83rd Street
New York, NY 10028

Jeremy Isaacs                                        188,680(4)                          6.0%
c/o Schuckman Realty, Inc.
7600 Jericho Turnpike
Woodbury, NY 11797

Nathan A. Low                                        308,680(5)                          9.5%
c/o Sunrise Financial
919 Third Avenue
New York, NY 10022

Leonard D. Pearlman                                  188,680(4)                          6.0%
112 West 56th Street
Suite 205
New York, NY 10019

Stephen J. DeGroat                                   188,680(4)                          6.0%
c/o Gilford Securities Corp.
850 Third Avenue
New York, NY 10022

Radix Associates                                     248,680(6)                          7.8%
c/o Stuart Schapiro
41 Winged Foot Drive
Larchmont, NY 10538

Fraydun Manocherian                                  377,360(7)                         11.3%
3 New York Plaza
New York, NY 10004

Seymour & Arlene Teman                               188,680(4)                          6.0%
9 Barrington Place
Melville, NY 11747

Steven Kalafer                                       188,680(8)                          6.2%
c/o Flemington Car and
Truck Country
Route 202-31 South
Flemington, NJ 08822







                                            AMOUNT AND NATURE
  NAME AND ADDRESS                             OF BENEFICIAL                         PERCENTAGE
OF BENEFICIAL OWNER                             OWNERSHIP                             OF CLASS
-------------------                             ---------                             --------

Howard & Lois Lorsch                          188,680(4)                                 6.0%
100 Thompson Avenue
Oceanside, NY 11572

Eric Ozada                                    188,680(4)                                 6.0%
530 East 76th Street, Apt.30K
New York, NY 10021

Frederick G. Graham                           377,360(7)                                11.3%
55 East 86th Street, Apt.2A
New York, NY 10028

Stanley Associates                            377,360(7)                                11.3%
c/o Alexandre Furs
150 West 30th Street
13th Fl.
New York, NY  10001

Venturetek, L.P.                              214,340(9)                                 6.8%
c/o Mr. J. Morton Davis
D.H. Blair
44 Wall Street
New York, NY 10005

Weiskopf, Silver & Co.                        248,680(6)                                 7.8%
74 Trinity, 14th Fl.
New York, NY 10006

Lamare Investments Ltd.                       617,360(10)                               17.3%
c/o Paul Downs, Esq.
Werbel McMillin & Carnelutti
711 Fifth Avenue
New York, NY 10022

Danilan Investments Inc.                      188,680(4)                                 6.0%
of Panama
c/o Paul Downs, Esq.
Werbel McMillin & Carnelutti
711 Fifth Avenue
New York, NY 10022

UTO Bank                                      420,000(11)                               12.4%
Attn: J.P. Kimche
Beethovenstrasse 24
CM-8022 Zurich, Switzerland

Beja International SA                         943,400(12)                               24.2%
c/o Gerard Mergen, Esq.
Managing Director
32, Rue J.P. Brasseur
L-1258, Luxembourg

Rilar Family Associates, L.P.                 380,000(13)                                11.4%
c/o Lawrence Schneider
927 5th Avenue
New York, NY  10021


-------------------------

(1) Each shareholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares that the individual has the right to acquire within 60 days after October 4, 1996.

(2)      Assumes the exercise of options to purchase 100,000 shares of Common
         Stock.

(3) Assumes: (i) conversion of Subordinated Debentures into 120,000 shares of Common Stock; (ii) exercise of Series A Warrants to purchase 60,000 shares of Common Stock; and (iii) exercise of Series B Warrants to purchase 520,000 shares of Common Stock.

(4) Assumes: (i) the conversion of 1 share of Preferred Stock into 94,340 shares of Common Stock; and (ii) the exercise of 1 Series D Warrant into 94,340 shares of Common Stock.

(5) Assumes: (i) the conversion of 1 share of Preferred Stock into 94,340 shares of Common Stock; (ii) the exercise of 1 Series D Warrant into 94,340 shares of Common Stock; (iii) the conversion of 1 Subordinated Debenture into 80,000 shares of Common Stock; and (iv) the exercise of 1 Series A Warrant into 40,000 shares of Common Stock.

(6) Assumes: (i) the conversion of 1 share of Preferred Stock into 94,340 shares of Common Stock; (ii) the exercise of 1 Series D Warrant into 94,340 shares of Common Stock; (iii) the conversion of 1/2 Subordinated Debenture into 40,000 shares of Common Stock; and (iv) the exercise of 1/2 Series A Warrant into 20,000 shares of Common Stock.

(7) Assumes: (i) the conversion of 2 shares of Preferred Stock into 188,680 shares of Common Stock; and (ii) the exercise of 2 Series D Warrants into 188,680 shares of Common Stock.

(8) Assumes the conversion of 1 share of Preferred Stock into 94,340 shares of Common Stock.

(9) Assumes: (i) the conversion of 1/2 share of Preferred Stock into 47,170 shares of Common Stock; (ii) the exercise of 1/2 Series D Warrant into 47,170 shares of Common Stock; (iii) the conversion of 1 Subordinated Debenture into 80,000 shares of Common Stock; and (iv) the exercise of 1 Series A Warrant into 40,000 shares of Common Stock.

(10) Assumes: (i) the conversion of 2 shares of Preferred Stock into 188,680 shares of Common Stock; (ii) the exercise of 2 Series D Warrants into 188,680 shares of Common Stock; (iii) the conversion of 2 Subordinated Debentures into 160,000 shares of Common Stock; and (iv) the exercise of 2 Series A Warrants into 80,000 shares of Common Stock.

(11) Assumes: (i) the conversion of 3 1/2 Subordinated Debentures into 280,000 shares of Common Stock; and (ii) the exercise of 3 1/2 Series A Warrants into 140,000 shares of Common Stock.

(12) Assumes: (i) the conversion of 5 shares of Preferred Stock into 471,700 shares of Common Stock; and (ii) the exercise of 5 Series D Warrants into 471,700 shares of Common Stock.

(13) Assumes the exercise of Series B Warrants to purchase 380,000 shares of Common Stock.


(b) CHANGES IN CONTROL: The Company knows of no arrangement, including any pledge by any person of securities of the Company, the operation of which may result in a future change in control of the Company.

Item 12.          Certain Relationships and Related Transactions.

In July 1995, the Company sold to SFM Series B Warrants to purchase 1,500,000 shares of Common Stock, at a price of $.02 per share, for services rendered in obtaining bridge financing for the Company. Directors of the Company, Alfred Mendelsohn and Lawrence I. Schneider, are principals in SFM.

In December 1995, the Company entered into a consulting agreement with two companies, SFM and PTCO, for services to be rendered in obtaining additional financing for the Company. SFM and PTCO were granted Series E Warrants to purchase a total of 1,000,000 shares of Common Stock at $.50 and were subsequently paid fees of $87,500 and $216,377, respectively, when the financing was provided in March 1996. Norman M. Phipps, a director of the Company, and Wade Teman, an officer of the Company, are principals in PTCO.

Pursuant to the terms of the consulting agreement, Messrs. Murray H. Feigenbaum and Jerome Deutsch gave irrevocable proxies to SFM and PTCO to vote their shares in respect of the election of five members of the Board of Directors of the Company and mergers, acquisitions and sales of all or substantially all of the Company's assets. Pursuant to the proxies, SFM has the right to elect two directors and PTCO has the right to elect three directors. Because Messrs. Feigenbaum and Deutsch together own more than fifty percent (50%) of the issued and outstanding shares of Common Stock of the Company, the proxies effectively transfer control of the Company to SFM and PTCO.

In March 1996, former Directors of the Company, Murray H. Feigenbaum and Jerome Deutsch, were each paid $30,000 plus accrued interest in repayment of loans made to the Company.

In April 1996, the Company entered into a consulting agreement with PTCO to provide investment banking services to the Company. The agreement includes a $5,000 monthly retainer and reimbursement of expenses.

During the fiscal year ended June 30, 1996, the Company paid Orbitrex International, Inc., whose President is Alfred Mendelsohn, a director of the Company, $71,000 for business development services provided to the Company. Additionally, the Company granted Alfred Mendelsohn Series F Warrants to purchase 100,000 shares of Common Stock at $.50 per share.

During the fiscal year ended June 30, 1996, the Company paid $2,500 each for the personal legal expenses of former directors Murray H. Feigenbaum and Jerome Deutsch.

Certain holders of the Preferred Stock, the Subordinated Debentures, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants and the Series F Warrants are officers, directors or more than 5% beneficial owners of the Company. These securities are described under Item 6. "Management's Discussion and Analysis." In addition, these security holders, the holder of the Senior Debentures and Russell J. Reardon, the Company's Chief Financial Officer, hold registration rights. See Item 6. "Management's Discussion and Analysis - Financial Condition, Liquidity and Capital Resources - Registration Rights."

Item 13.          Exhibits, Financial Statement, Schedules and Reports on
                  Form 8-K

(a)      The following exhibits are filed as part of this Form 10-KSB:

Number                              Description
------                              -----------

3.1               Certificate of Incorporation of LogiMetrics, Inc.**
3.2               Bylaws of LogiMetrics, Inc.**
9.1               Letter to Mr. Murray H. Feigenbaum from Phipps, Teman &
                  Company, L.L.C. and SFM Group, Ltd. dated December 20, 1995.
9.2               Letter to Mr. Richard K. Laird from Phipps, Teman & Company,
                  L.L.C. dated April 26, 1996.
9.3               Amended and Restated Irrevocable Proxy between Murray H.
                  Feigenbaum and Phipps, Teman & Company, L.L.C. dated June 13,
                  1996.
9.4               Amended and Restated Irrevocable Proxy between Murray H.
                  Feigenbaum and SFM Group, Ltd. dated June 13, 1996.
9.5               Amended and Restated Irrevocable Proxy between Jerome Deutsch and Phipps, Teman & Company, L.L.C. dated June 13, 1996.
9.6               Amended and Restated Irrevocable Proxy between Jerome Deutsch and SFM Group, Ltd. dated June 13, 1996.
10.1              Common Stock Purchase Warrant dated June 25, 1982 issued by the Company to EHL**
10.2              Form of the 12% Convertible Senior Subordinated Debentures*
10.3              Form of the Amended and Restated 12% Convertible Subordinated
                  Debentures*
10.4              Form of the Series C Warrants*
10.5              Form of the Preferred Stock*
10.6              Designation of Powers, Preferences and Relative Participating,
                  Optional, Conversion or Other Rights and Qualifications,
                  Limitations and Restrictions of Series A Cumulative
                  Convertible Redeemable Preferred Stock
10.7              Form of the Series D Warrants*
10.8              Form of the Series E Warrants*
10.9              Form of the Series F Warrants
10.10             Form of the Amended and Restated Series A Warrants*
10.11             Form of the Amended and Restated Series B Warrants*
10.12             Fifth Restated and Amended Revolving Credit Note*
10.13             Further Restated, Increased and Amended Term Loan Note*
10.14             Employment Agreement between LogiMetrics, Inc. and
                  Richard K. Laird dated as of March 7, 1996*
10.15             Settlement and Option Agreement between Richard K. Laird and
                  LogiMetrics, Inc. dated as of September 14, 1996
10.16             Stock Option Agreement between LogiMetrics, Inc. and Russell
                  J. Reardon dated as of May 1, 1996
10.17             Forbearance Agreement between North Fork Bank and LogiMetrics,
                  Inc. dated October 31, 1996
10.18             Waiver Agreement between LogiMetrics, Inc. and Cerberus
                  Partners, L.P. dated October 31, 1996
11                Computation of Loss Per Share
21                Subsidiaries of LogiMetrics, Inc.
27                Financial Data Schedule for the year ended June 30, 1996

* Incorporated by reference to Form 8-K dated March 7, 1996 filed on March 22, 1996.

** Incorporated by reference to Form 10-K for the fiscal year ended June 30, 1983.


(b)      Reports on Form 8-K:

On June 6, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 31, 1996 relating to (i) the resignation of Richard K. Laird as Chairman, President, Chief Executive Officer and Director of the Company, (ii) the engagement of a special audit committee to investigate the allegations made by Mr. Laird and (iii) the appointment of Norman M. Phipps as Chairman of the Board and Acting President.

On September 9, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 27, 1996 relating to the dismissal of the Company's independent accountants.

On September 19, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 13, 1996 relating to the engagement of Deloitte & Touche LLP as the Company's independent accountants.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOGIMETRICS, INC.

                                   By:/s/ Norman M. Phipps
                                      --------------------
Date:  October 31, 1996               Norman M. Phipps
                                      Chairman of the Board
                                      (Acting Principal Executive Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                   By: /s/ Norman M. Phipps
                                       ---------------------
Date:  October 31, 1996                 Norman M. Phipps
                                        Chairman of the Board
                                        (Acting Principal Executive Officer)


Date:  October 31, 1996            By:/s/ Russell J. Reardon
                                      ----------------------
                                        Russell J. Reardon
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

Date:  October 31, 1996            By:/s/ Alfred Mendelsohn
                                      ---------------------
                                        Alfred Mendelsohn, Director

Date:  October 31, 1996            By:/s/ Henry N. Schneider
                                      ----------------------
                                        Henry N. Schneider, Director

Date:  October 31, 1996            By:/s/ Lawrence I. Schneider
                                      -------------------------
                                        Lawrence I. Schneider, Director