Form 10QSB
period 1996-09-30
LOGIMETRICS INC
filed 1996-11-14
CIK 60128

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996
                                          OR
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the transition period from ____ to  _____

                             Commission File No. 0-10696

                                   LogiMetrics, Inc.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                      Delaware                             11-2171701
       -------------------------------               -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

     121-03 Dupont Street, Plainview, New York  11803
     ------------------------------------------------
     (Address of principal executive offices)

     Issuer's telephone number:(516) 349-1700
                               --------------
     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes __X__             No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 12, 1996.

              Class of Common Stock        Outstanding at November 12, 1996
              ---------------------        --------------------------------
              Common Stock, par value             2,954,954 shares
               $.01 per share

     Transitional Small Business Disclosure Format (check one):

                      Yes _______               No ___X___

                                  LOGIMETRICS, INC.
                                  -----------------

                                        INDEX



     PART I -FINANCIAL INFORMATION                                       PAGE
                                                                         ----

     Item 1. Consolidated Financial Statements (Unaudited)

              Balance Sheet - September 30, 1996...........................3

              Statements of Operations -
              Three months ended September 30, 1996 and 1995...............4

              Statements of Cash Flows -
              Three months ended September 30, 1996 and 1995...............5

              Notes to Consolidated Financial Statements -
              September 30, 1996...........................................6

     Item 2. Management's Discussion and Analysis or Plan of Operation....15


     PART II - OTHER INFORMATION

     Item 3. Defaults Upon Senior Securities..............................22

     Item 6. Exhibits and Reports on Form 8-K.............................22


     SIGNATURES...........................................................23

                                  LOGIMETRICS, INC.
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 1996
                                     (Unaudited)

      ASSETS
      ------
      CURRENT ASSETS:
       Cash                                                       $  171,536
       Accounts receivable, less allowance
         for doubtful accounts of $75,000                            733,567
       Costs and estimated earnings in excess of
         billings on uncompleted contracts (Note 2)                1,332,746
       Inventories                                                 2,238,593
       Prepaid expenses and other current assets                     121,404
                                                                   ---------
          Total current assets                                     4,597,846

      Equipment and fixtures (Net) (Note 3)                          480,152
      Deferred financing costs                                       254,405
      Other assets                                                    20,725
                                                                   ---------
      TOTAL ASSETS                                                $5,353,128
                                                                   =========
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
      ----------------------------------------

      CURRENT LIABILITIES:
       Accounts payable and other accrued expenses                $2,722,107
       Accrued professional fees                                     300,700
       Accrued warranty expense                                      150,000
       Current portion of long-term debt (Note 4)                  3,744,489
                                                                   ---------
           Total current liabilities                               6,917,296
       LONG-TERM DEBT (Note 4)                                        79,712
                                                                   ---------
       TOTAL LIABILITIES                                           6,997,008
                                                                   ---------
      COMMITMENTS

      STOCKHOLDERS' DEFICIENCY (Note 5)
        Preferred Stock:
            Series A, stated value $50,000 per share;
            authorized, 200 shares; issued and
            outstanding, 30 shares                                   990,564
       Warrants                                                    1,023,234
       Common Stock:
            Par Value $.01; authorized,
            35,000,000 shares; issued and
            outstanding, 2,954,954 shares                             29,549
       Additional paid-in capital                                  1,836,061
       Accumulated deficit                                        (5,359,088)
       Stock subscriptions receivable                               (164,200)
                                                                   ---------
      TOTAL STOCKHOLDERS' DEFICIENCY                              (1,643,880)
                                                                   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $5,353,128
                                                                   =========

                    See Notes to Consolidated Financial Statements

                                  LOGIMETRICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996           1995
                                                       ----           ----
     Net Revenues                                   $1,893,862     $2,302,804
     Cost and expenses:
        Cost of revenues (Note 2)                    1,818,061      1,742,303
        Selling, general and
        administrative expenses                        614,302        403,784
                                                     ---------      ---------
     (Loss) income from operations                    (538,501)       156,717
       Interest expense                                171,454         82,362
                                                     ---------      ---------
     (Loss) income before income taxes                (709,955)        74,355
      (Benefit) provision for income taxes                -            25,000
                                                     ---------      ---------
     Net (loss) income                                (709,955)        49,355

     Preferred stock dividends                          54,461           -
                                                     ---------      ---------
     Net (loss) income available
     to common shareholders                         $ (764,416)    $   49,355
                                                     =========      =========


     (Loss) income per common
      share (Note 6)                                $    (.26)     $      .02
     (Loss) income per fully diluted
      share (Note 6)                                $    (.26)     $      .02

     Weighted average number of common
     shares and equivalents outstanding              2,954,954      2,860,614







                    See Notes to Consolidated Financial Statements

                                  LOGIMETRICS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                            1996       1995
                                                            ----       ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income available to
         common shareholders                            $(764,416)   $ 49,355
                                                          -------     -------
         Adjustments to reconcile net (loss) income to
         net cash used in operating activities:
           Depreciation and amortization                   98,364      22,745
           Preferred stock dividends payable               54,461         -
           Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                          449,546     752,018
             Cost and estimated earnings
                in excess of billings on
                uncompleted contracts                    (330,983)   (876,472)
             Inventories                                   32,860      11,367
             Prepaid expenses and other current assets     67,082     (44,721)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses        370,068      28,998
             Income taxes payable - current                  -         25,000
                                                          -------     -------
            Total adjustments                             741,398     (81,065)
                                                          -------     -------
         Net cash used in operating activities            (23,018)    (31,710)
                                                          -------     -------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                             (13,822)    (15,364)
                                                          -------     -------
         Net cash used in investing activities            (13,822)    (15,364)
                                                          -------     -------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of debt and warrant issuance - net          -       342,000
         Repayment of debt                                (35,895)   (330,729)
                                                          -------     -------
         Net cash provided by financing activities        (35,895)     11,271
                                                          -------     -------
       NET INCREASE (DECREASE) IN CASH                    (72,735)    (35,803)

       CASH and CASH EQUIVALENTS, beginning of year       244,271      40,858
                                                          -------     -------
       CASH and CASH EQUIVALENTS, end of year           $ 171,536    $  5,055
                                                          =======     =======


                    See Notes to Consolidated Financial Statements

                                  LOGIMETRICS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.       Financial Statements
              --------------------

     The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

     The balance sheet as of September 30, 1996, the statements of operations for the three-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the three-month periods then ended, have been prepared by the Company without audit. Such accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal occurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the year ending June 30, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

     2. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
              -----------------------------------------------------------------

     Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at September 30, 1996:

        Cost and estimated earnings                              $1,597,370
        Less: Estimated loss upon completion                        (68,751)
              Progress billings                                    (195,873)
                                                                  ---------
                                                                 $1,332,746
                                                                  =========
     3.       Equipment and Fixtures
              ----------------------
     Equipment and fixtures, at cost, are summarized as follows at September 30, 1996:

        Machinery and equipment                                  $2,141,942
        Furniture and fixtures                                      131,129
        Leasehold improvements                                      149,198
                                                                  ---------
                                                                  2,422,269
        Less: accumulated depreciation and amortization          (1,942,117)
                                                                  ---------
                                                                 $  480,152
                                                                  =========

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     4.       Long-Term Debt
              --------------

     Long-term debt consists of the following at September 30, 1996:

            Notes payable to North Fork Bank            $2,258,376
            Senior Subordinated Debentures               1,500,000
              Less:  Discount at issuance                 (457,628)
              Plus:  Amortization of discount               85,806
            Subordinated Debentures                        300,000
            Capital lease obligations                      137,647
                                                         --------
                                                         3,824,201
            Less: current portion                        3,744,489
                                                         ---------
                                                        $   79,712
                                                         =========

     Subordinated Debentures and Series A and Series B Warrants
     ----------------------------------------------------------

     On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consists of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series A. For managing the financing, Common Stock Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock $.01 par value per share ("Common Stock"), were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per share.

     Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for the Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants," respectively).

     The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock at $.25 per share, subject to adjustment in certain circumstances. As of November 12, 1996, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $49,110. Therefore, the Company has reclassified these Debentures as current liabilities. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the 12% Convertible Senior Subordinated Debentures (the "Senior Debentures"), the Fifth Restated and Amended Revolving Credit Note (the

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     "Revolver") and the Further Restated Increased and Amended Term Loan Note (the "Term Loan") with the Company's senior lender, North Fork Bank (the "Bank"), and capital lease obligations.

     The Series A Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 1,500,000 shares of Common Stock. Both Series A and Series B Warrants may be exercised at any time until July 15, 2002. As of November 12, 1996, the Company has not filed in a timely manner the registration statement effecting the Series A and Series B Warrant holders' registration rights.

     Senior Debentures and Series C Warrants
     ---------------------------------------

     On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Pursuant to a Unit Purchase Agreement between the Company and Cerberus Partners, L.P. ("Cerberus"), Cerberus purchased 30 units, each composed of one $50,000 Senior Debenture and one Common Stock Purchase Warrant, Series C ("Series C Warrant") entitling the holder thereof to purchase 84,746 shares of Common Stock for $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003.

     The Company allocated the $1,500,000 received between the Senior Debentures and the Series C Warrants based on their estimated fair value as of March 7, 1996.

     Each Senior Debenture is convertible into 84,746 shares of Common Stock, subject to adjustment in certain circumstances. The Senior Debentures are senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. The principal is payable on the Senior Debentures in one balloon payment due December 31, 1998.

     As of November 12, 1996, the Company has not paid accrued interest on the Senior Debentures, has not filed in a timely manner the registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, and is not in compliance with the financial covenants described below. Therefore, the Company has reclassified these Debentures as current liabilities. Cerberus has waived these defaults for a limited period as described more fully below.

     Accrued and unpaid interest on the Senior Debentures totaled $87,361 as of November 12, 1996. Interest is currently payable at the rate of 15% per annum on the outstanding principal and at the rate of 15% on the past-due interest. Interest accrued on the unpaid principal at the rate of 12% per

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights. Thereafter, the interest rate increased each 30-day period by 0.5% per annum to a rate of 15% per annum on November 12, 1996. Until the Company files a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, the interest rate will increase by 0.5% per annum for each ensuing 30 day period, to a maximum interest rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of past due interest, the interest rate will revert to 12% per annum.

     The Senior Debentures contain certain financial covenants, which were in default as of September 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million,
     (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. As of October 31, 1996, in exchange for a note in the amount of $15,000 (increasing to $22,500 in certain circumstances), Cerberus has waived the requirements for the Company to comply with these financial covenants through the end of the Company's fiscal year ending June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996.

     North Fork Bank Credit Facilities
     ---------------------------------

     The Company has two credit facilities available to it from its senior lender, the Bank. The facilities, as amended in October 1995 and March 1996, provide the Company with a Revolver of $2,200,000, which matures October 31, 1997, and a Term Loan of $800,000, which matures December 31, 1998. The Revolver bears interest at the rate of 2% per annum in excess of the Bank's prime rate; the Term Loan bears interest at the rate of 1.5% per annum in excess of the Bank's prime rate. On November 12, 1996, the Bank's prime rate was 8.25% per annum.

     The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contain certain financial covenants, which were in default as of September 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million,
     (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. Pursuant to a Forbearance Agreement, by and between the Company and the Bank, dated as of October 31, 1996 (the "Forbearance Agreement"), the Bank has agreed to forbear any rights it may

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996 interim financial statements. Therefore, the Company has reclassified the Revolver and the Term Loan as current liabilities.

     Under the Term Loan and the Revolver, the Company is required to maintain an aggregate average monthly ledger balance of $175,000 in non-interest deposit accounts with the Bank ("Compensating Balance Requirement"). For the three months ended September 30, 1996, the Company's aggregate average monthly ledger balance was less than the required amount. Accordingly, the Company paid penalties totaling approximately $3,000 to the Bank, which represent (a) the difference between $175,000 and the aggregate average monthly ledger balance maintained, multiplied by (b) a fixed rate (the "Deficiency Rate") equal to four percent (4%) in excess of the Bank's prime rate, based on a 360-day year and actual number of days elapsed.
     The Deficiency Rate is established on the first day of each January and July and is applicable for the immediately ensuing six month period.

     Principal payments due on all long-term debt consist of the following:

          Fiscal year ending June 30, 1997         $3,744,489
          Fiscal year ending June 30, 1998             35,898
          Thereafter                                   43,814
                                                    ---------
                                                   $3,824,201
                                                    =========

     5.       Stockholders' Equity
              --------------------

     a)       Common and Preferred Stock
              --------------------------

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

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     share. The appellation "Class A" was eliminated from the Common Stock, since there were no longer any shares of Class B Common Stock outstanding. In addition, the Company's Certificate of Incorporation was amended to authorize 200 shares of Preferred Stock, par value $.01 per share.

     During the year ended June 30, 1996, the Company granted stock options to two officers. Richard K. Laird, the former President and Chief Executive Officer, effectively received options to purchase 225,000 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment in certain circumstances. Russell J. Reardon, the Chief Financial Officer, received options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, subject to adjustment in certain circumstances.

     In June 1996, one Common Stock Purchase Warrant, Series D ("Series D Warrant") was exercised. As a result, the number of shares of Common Stock increased by 94,340 to 2,954,954 shares.

     Preferred Stock and Series D Warrants
     -------------------------------------

     On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Series A 12% Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") and one Series D Warrant. Each share of Preferred Stock is convertible into 94,340 shares of Common Stock, subject to adjustment in certain circumstances. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights.

     The Company allocated the $1,500,000 received between the Preferred Stock and the Series D Warrants based on their estimated fair value as of March 7, 1996.

     Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to the dividend payments due on June 15, 1996 and September 15, 1996, the Board of Directors has elected to defer payment until the Company has sufficient cash for that purpose. The holders of the Preferred Stock and the Series D Warrants also have registration rights. The Company has not filed in a timely manner the registration statement effecting these holders' rights.

     The accumulated amount of dividends due on the Preferred Stock as of November 12, 1996, is $137,146. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period because the Company failed to file in a timely manner the registration statement effecting the Preferred Stock and Series D Warrant holders'

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     registration rights. Thereafter, the dividend rate increased monthly by 0.5% per annum to a rate of 15% per annum on November 12, 1996. Until the Company files the registration statement, the dividend rate will increase monthly by 0.5% per annum to a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

     The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

     Series E Warrants
     -----------------

     In December 1995, the Company entered into a consulting agreement with two companies, SFM and Phipps, Teman & Company, L.L.C. ("PTCO"), for services to be rendered in obtaining additional financing for the Company. In addition to fees paid under the agreement, on March 7, 1996, SFM and PTCO were granted warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share, subject to adjustment in certain circumstances, any time prior to March 7, 2003 (the "Series E Warrants"). These warrants were estimated to have a fair market value of $.01 per warrant, and the Company reflected such amount as a charge to professional fee expense. As of November 12, 1996, the Company has not filed in a timely manner the registration statement effecting the Series E Warrant holders' registration rights.

     Series F Warrants
     -----------------

     On May 1, 1996, the Company granted Common Stock Purchase Warrants, Series F ("Series F Warrants") to certain directors, officers and other related parties as compensation for services performed for the Company. These warrants were estimated to have a fair market value of $.01 per warrant, and the Company reflected such amount as a charge to professional fee expense. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share, subject to adjustment in certain circumstances. Specifically, the Company granted: (i) Mr. Lawrence I. Schneider, a director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) PTCO, a company whose principals include director Norman Phipps and officer Wade Teman, Series F Warrants to purchase 235,850 shares of Common Stock; and (iii) Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of November 12, 1996, the Company has not filed in a timely manner the

                                  LOGIMETRICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     registration statement effecting the Series F Warrant holders' registration rights.

     Registration Rights
     -------------------

     Under the terms of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Series F Warrants and the options granted to Russell J. Reardon described below, the Company was obligated to file a registration statement effecting the respective holders' registration rights within 90 days after issuance. As of November 12, 1996, the Company has not filed such a registration statement and, accordingly, the Company is not in compliance with respect to this obligation.

     b)       Stock Options
              -------------

     Non-Qualified Stock Options
     ---------------------------

     On May 16, 1994, the Board of Directors granted non-qualified stock options to two officers to each purchase 300,000 shares of Common Stock at the fair market value of $.10 per share. These options are exercisable in whole or in part at any time until December 31, 1998. During the year ended June 30, 1995, each officer exercised options for 100,000 shares of Common Stock. During the year ended June 30, 1996, each officer agreed to terminate options for 100,000 shares of Common Stock. At September 30, 1996, the balance of these exercisable options equaled 100,000 shares of Common Stock for each of the two former officers.

     On March 7, 1996, the Board of Directors granted non-qualified stock options to an officer to purchase 1,000,000 shares of Common Stock at an exercise price ranging from $.40 per share to $3.40 per share. Subsequently, on September 14, 1996, in connection with a settlement agreement with the former officer, the grant was effectively reduced to a total of 225,000 shares of Common Stock at $.40 per share, subject to adjustment in certain circumstances.

                                  LOGIMETRICS, INC.
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
                                                             =======

     On May 1, 1996, the Board of Directors granted non-qualified stock options to an officer to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, subject to adjustment in certain circumstances, exercisable at any time on or prior to March 7, 2003.

     (c)      Stock Subscriptions Receivable
              ------------------------------

     As of September 30, 1996, two former officers of the Company, Murray H. Feigenbaum and Jerome Deutsch, were indebted to the Company in the amounts of $106,350 and $57,850, respectively, for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. Interest accrues on the unpaid balance at the rate of 4% per annum, and is payable annually.

     6.       (Loss) Income Per Share
              -----------------------

     (Loss) Income per common share was computed by dividing net (loss) income by the weighted average number of shares of Common Stock and equivalents outstanding during each of the periods presented. For the three months ended September 30, 1996, the fully diluted earnings per share does not give effect to the contingently issuable shares because they would have an antidilutive effect.

     Item 2.  Management's Discussion and Analysis or Plan of Operation
              ---------------------------------------------------------

     (a)      General - Plan of Operation
              ---------------------------

     On March 7, 1996, the Company was recapitalized and new management was brought in to lead a restructuring of the Company's operations. (The recapitalization of the Company is described in more detail below.) The primary objective of the restructuring is to redirect the Company's focus toward the higher value-added, broadband wireless communications market. The results of operations have been significantly impacted by this change in focus.

     As a result of this change in focus, as well as the inactivity and other operating inefficiencies resulting from a shortage of cash, the Company has incurred net losses in each period following the change in control.
     In addition, as of September 30, 1996, the Company was in payment default under the Subordinated Debentures and the Senior Debentures. The Company was also in default in respect of certain financial covenants in the Revolver and the Term Loan with the Bank, and the Senior Debentures. However, as described in Note 4 to the Company's Notes to Consolidated Financial Statements above, the holder of the Senior Debentures has waived compliance with certain financial covenants through June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements. Therefore, the Company has reclassified these Debentures, the Revolver and the Term Loan as current liabilities.

     There can be no assurance that the Bank and the holder of the Senior Debentures will agree to waive or forbear any rights they may have after the Forbearance Agreement and the waiver described above expire.

     The Company has not paid any dividends on its Preferred Stock, which have accumulated in the amount of $137,146 through November 12, 1996. Under the terms of the Preferred Stock, these dividends accumulate. As of November 12, 1996, the Company is overdue in payments to vendors in the amount of approximately $1.3 million.

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

     (b) Managements's Discussion and Analysis of Financial Condition and Results of Operations
              ----------------------------------------------------------------

     Results of Operations
     ---------------------

     Net revenues for the three-months ended September 30, 1996, were $1,893,862. Compared to the corresponding prior period, revenues declined $408,942 (18%). The decline was a result of project delays and inactivity due to a shortage of cash.

     Cost of revenues for the period was $1,818,061 (96% of revenues). In the corresponding prior period, cost of revenues was $1,742,303 (76% of revenues). The increase in cost reflects the operating inefficiencies resulting from a shortage of cash and inefficiencies resulting from the implementation of the new marketing focus.

     Selling, general and administrative expense was $614,302 for the period. Compared to the corresponding prior period, the expense increased $210,518 (52%). The increase includes an increase in professional fees of $171,000 and amortization of loan costs of $31,000.

     Interest expense for the period was $171,454. Compared to the corresponding prior period, interest expense increased $89,092 (108%). The increased expense reflects increased borrowing levels, including the addition of the Senior Debentures and the Subordinated Debentures, and amortization of the discount on these Debentures.

     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     The Company had $171,536 in cash at September 30, 1996 compared with $244,271 at June 30, 1996.

     The decrease in cash resulted from net cash used in operating activities ($23,018), capital expenditures ($13,822) and repayment of debt ($35,895).

     As more fully discussed under Item 2(a) above, the Company requires bridge financing or other cash infusions in order to continue operating. See also Note 4 to the Company's Notes to Consolidated Financial Statements.

     The existing capital structure of the Company is described below.

          Subordinated Debentures and Series A and Series B Warrants
          ----------------------------------------------------------

     On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consists of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series A. For managing the financing, Common Stock

     Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock were sold to SFM at a price of $.02 per share.

     Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for the Subordinated Debentures and the Series A and Series B Warrants.

     The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock at $.25 per share, subject to adjustment in certain circumstances. As of November 12, 1996, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $49,110. Therefore, the Company has reclassified these Debentures as current liabilities. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the Company's Term Loan, Revolver, Senior Debentures and capital lease obligations.

     The Series A Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 1,500,000 shares of Common Stock. Both Series A and Series B Warrants may be exercised at any time until July 15, 2002. As of November 12, 1996, the Company has not filed in a timely manner the registration statement effecting the Series A and Series B Warrant holders' registration rights. See "Registration Rights" below.

          Senior Debentures and Series C Warrants
          ---------------------------------------

     On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Pursuant to a Unit Purchase Agreement between the Company and Cerberus, Cerberus purchased 30 units, each unit composed of one $50,000 Senior Debenture and one Series C Warrant. Each Series C Warrant entitles the holder thereof to purchase 84,746 shares of Common Stock for $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003.

     Each Senior Debenture is convertible into 84,746 shares of Common Stock, subject to adjustment in certain circumstances. The Senior Debentures are senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. The principal is payable on the Senior Debentures in one balloon payment due December 31, 1998.

     As of November 12, 1996, the Company has not paid accrued interest on the Senior Debentures, has not filed in a timely manner the registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, and is not in compliance with the financial covenants described below. Therefore, the Company has reclassified these Debentures as current liabilities. See "Registration Rights" below. Cerberus has waived these defaults for a limited period as described more fully below.

     Accrued and unpaid interest on the Senior Debentures totaled $87,361 as of November 12, 1996. Interest is currently payable at the rate of 15% per annum on the outstanding principal and at the rate of 15% on the past-due interest. Interest accrued on the unpaid principal at the rate of 12% per annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights. See "Registration Rights" below. Thereafter, the interest rate increased each 30-day period by 0.5% per annum to a rate of 15% per annum on November 12, 1996. Until the Company files a registration statement effecting the Senior Debenture and Series C Warrant holder's registration rights, the interest rate will increase by 0.5% per annum for each ensuing 30 day period, to a maximum interest rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of past due interest, the interest rate will revert to 12% per annum.

     The Senior Debentures contain certain financial covenants, which were in default as of September 30, 1996. The covenants have five components:
     (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to
     1.0. As of October 31, 1996, in exchange for a note in the amount of $15,000 (increasing to $22,500 in certain circumstances), Cerberus has waived the requirements for the Company to comply with these financial covenants through the end of the Company's fiscal year ending June 30, 1997 and has waived its right to declare an event of default with respect to the late interest payment until December 15, 1996.

          North Fork Bank Credit Facilities
          ---------------------------------

     The Company has two credit facilities available to it from its senior lender, the Bank. The facilities provide the Company with a Revolver of $2,200,000, which matures October 31, 1997, and a Term Loan of $800,000, which matures December 31, 1998. The Revolver bears interest at the rate of 2% per annum in excess of the Bank's prime rate; the Term Loan bears interest at the rate of 1.5% per annum in excess of the Bank's prime rate. On November 12, 1996, the Bank's prime rate was 8.25% per annum.

     The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contain certain financial covenants, which were in default as of September 30, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million,

     (ii) a current ratio of at least 2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996 interim financial statements. Therefore, the Company has reclassified the Revolver and the Term Loan as current liabilities.

     Under the Term Loan and the Revolver, the Company is required to maintain an aggregate average monthly ledger balance of $175,000 in non-interest deposit accounts with the Bank ("Compensating Balance Requirement"). For the three months ended September 30, 1996, the Company's aggregate average monthly ledger balance was less than the required amount. Accordingly, the Company paid penalties totaling approximately $3,000 to the Bank, which represent (a) the difference between $175,000 and the aggregate average monthly ledger balance maintained, multiplied by (b) a fixed rate (the "Deficiency Rate") equal to four percent (4%) in excess of the Bank's prime rate, based on a 360-day year and actual number of days elapsed.
     The Deficiency Rate is established on the first day of each January and July and is applicable for the immediately ensuing six month period.

          Preferred Stock and Series D Warrants
          -------------------------------------

     On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Preferred Stock and one Series D Warrant. Each share of Preferred Stock is convertible into 94,340 shares of Common Stock, subject to adjustment in certain circumstances. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights.

     Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to the dividend payments due on June 15, 1996 and September 15, 1996, the Board of Directors has elected to defer payment until the Company has sufficient cash for that purpose. The holders of the Preferred Stock and the Series D Warrants also have registration rights. The Company has not filed in a timely manner the registration statement effecting these holders' rights. See "Registration Rights" below.

     The accumulated amount of dividends due on the Preferred Stock as of November 12, 1996, is $137,146. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file in a timely manner the registration statement effecting the Preferred Stock and Series D Warrant holders' registration rights. See "Registration Rights" below. Thereafter, the dividend rate increased monthly by 0.5% per annum to a rate of 15% per annum on November 12, 1996. Until the Company files the registration statement, the dividend rate will increase monthly by 0.5% per annum to a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

     The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days' prior written notice, unless the price of the Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

          Series E Warrants
          -----------------

     In December 1995, the Company entered into a consulting agreement with two companies, SFM and PTCO, for services to be rendered in obtaining additional financing for the Company. In addition to fees paid under the agreement, on March 7, 1996, SFM and PTCO were granted Series E Warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share, subject to adjustment in certain circumstances, any time prior to March 7, 2003. As of November 12, 1996, the Company has not filed in a timely manner the registration statement effecting the Series E Warrant holders' registration rights. See "Registration Rights" below.

          Series F Warrants
          -----------------

     On May 1, 1996, the Company granted Series F Warrants to certain directors, officers and other related parties for services performed for the Company. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share, subject to adjustment in certain circumstances. Specifically, the Company granted: (i) Mr. Lawrence I. Schneider, a director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) PTCO, a company whose principals include director Norman Phipps and officer Wade Teman, Series F Warrants to purchase 235,850 shares of Common Stock; and (iii) Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of November 12, 1996, the Company has not filed in a timely manner the registration statement effecting the Series F Warrant holders' registration rights. See "Registration Rights" below.

          Registration Rights
          -------------------

     Under the terms of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants, the Series F Warrants and the options granted to Russell J. Reardon (see "Common Stock" below), the Company was obligated to file a registration statement effecting the respective holders' registration rights within 90 days after issuance. As of November 12, 1996, the Company has not filed such a registration statement and, accordingly, the Company is not in compliance with respect to this obligation.

          Common Stock
          ------------

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

     During the year ended June 30, 1996, the Company granted stock options to two officers. Richard K. Laird, the former President and Chief Executive Officer, effectively received options to purchase 225,000 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment in certain circumstances. Russell J. Reardon, the Chief Financial Officer, received options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, subject to adjustment in certain circumstances.

     In June 1996, a Series D Warrant was exercised. As a result, the number of issued and outstanding shares of Common Stock increased by 94,340 to 2,954,954 shares.

                             PART II - OTHER INFORMATION


     Item 3.    Defaults Upon Senior Securities
                -------------------------------

     See "Management's Discussion and Analysis or Plan of Operation" for a description of the Company's defaults under the Revolver, the Term Loan, the Senior Debentures, the Subordinated Debentures and the Preferred Stock.

     Item 6.    Exhibits and Reports on Form 8-K
                --------------------------------

     (a)    Exhibits
            --------

     Number    Description
     ------    -----------

     3 Amended and Restated Certificate of Incorporation of LogiMetrics, Inc. as of March 7, 1996.

     27         Financial Data Schedule for the three months ended
                September 30, 1996.

     (b)  Reports on Form 8-K:

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

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOGIMETRICS, INC.


     Date: November 14, 1996            By:/s/ Norman M. Phipps
                                           ------------------------------------
                                           Norman M. Phipps
                                           Chairman of the Board
                                           (Acting Principal Executive Officer)


     Date: November 14, 1996             By:/s/ Russell J. Reardon
                                            -----------------------------------
                                            Russell J. Reardon
                                            Chief Financial Officer
                                            (Principal Accounting Officer)