Form 10QSB
period 1996-12-31
LOGIMETRICS INC
filed 1997-02-19
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the transition period from __ to __

                         Commission file number 0-10696


                                LogiMetrics, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware 11-2171701                                     11-2171701
----------------------------------------             ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                 121-03 Dupont Street, Plainview, New York 11803
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 349-1700
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     [X]                                No      [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, par value      Outstanding at February 14, 1997: 3,049,294 shares
   $.01 per share

Transitional Small Business Disclosure Format (check one):

           Yes    [ ]                                 No      [X]

                                LOGIMETRICS, INC.

                                      INDEX

                                                                        Page
Part I - Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

    Balance Sheet - December 31, 1996...................................   3

    Statements of Operations -
    Six months ended December 31, 1996 and 1995.........................   4

    Three months ended December 31, 1996 and 1995.......................   5

    Statements of Cash Flows -
    Six months ended December 31, 1996 and 1995.........................   6

    Notes to Consolidated Financial Statements -
    December 31, 1996...................................................   7

Item 2.  Management's Discussion and Analysis or Plan of Operation......  16

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................  21

Item 6.  Exhibits and Reports on Form 8-K................................ 21

SIGNATURES............................................................... 23

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash                                                          $   167,145
    Accounts receivable, less allowance
      for doubtful accounts of $150,000                               558,117
    Costs and estimated earnings in excess of
        billings on uncompleted contracts (Note 2)                  1,035,622
    Inventories                                                     2,073,472
    Prepaid expenses and other current assets                          76,509
                                                                   ----------

       Total current assets                                         3,910,865
   Equipment and fixtures (Note 3)                                    464,672
   Deferred financing costs                                           220,875
   Other assets                                                        20,300
                                                                   ----------

TOTAL ASSETS                                                       $4,616,712
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                      $3,090,813
  Customer advances                                                   536,295
  Accrued warranty expense                                            150,000
  Current portion of long-term debt (Note 4)                        3,745,792
                                          -                         ---------

   Total current liabilities                                        7,522,900
LONG-TERM DEBT (Note 4)                                                75,969
                     -                                               --------

TOTAL LIABILITIES                                                   7,598,869
                                                                    ---------

COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 5)
     Preferred Stock:
       Series A, stated value $50,000 per share;
       authorized, 200 shares; issued and
       outstanding, 30 shares                                         990,564
     Warrants                                                       1,023,234
     Common Stock:
       Par value $.01; authorized,
       35,000,000 shares; issued and
       outstanding, 3,049,294 shares                                   30,493
Additional paid-in capital                                          1,836,061
Accumulated deficit                                                (6,699,559)
Stock subscriptions receivable                                       (162,950)
                                                                   -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                     (2,982,157)
                                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $4,616,712
                                                                   ==========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended December 31,
                                       -----------------------------------------
                                          1996                          1995

Net revenues                           $3,157,664                   $2,578,858
Cost and expenses:
     Cost of revenues (Note 2)          3,673,468                    3,170,617
     Selling, general and
       administrative expenses          1,132,287                      770,371
                                        ---------                      -------

(Loss) from operations                 (1,648,091)                  (1,362,130)
Interest expense                          346,374                      163,028
                                          -------                      -------

(Loss) before income taxes             (1,994,465)                  (1,525,158)
(Benefit) provision for income taxes        -                         (299,000)
                                       ----------                    ----------

Net (loss)                             (1,994,465)                  (1,226,158)

Preferred stock dividends                 110,422                         -
                                          -------                    ----------

Net (loss) available
 to common shareholders               $(2,104,887)                 $(1,226,158)
                                      ===========                  ===========


(Loss) per common
  share (Note 6)                      $      (.71)                 $      (.43)
(Loss) per fully diluted
  share (Note 6)                      $      (.71)                 $      (.43)

Weighted average number of common
  shares and equivalents outstanding    2,964,183                    2,860,614

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended December 31,
                               -------------------------------------------------
                                      1996                              1995

Net revenues                     $  1,263,802                       $  276,054
Cost and expenses:
Cost of revenues (Note 2)           1,855,407                        1,428,314
Selling, general and
  administrative expenses             517,985                          366,587
                                   -----------                      ----------
(Loss) from operations             (1,109,590)                      (1,518,847)
Interest expense                      174,920                           80,666
                                    ----------                       ----------

(Loss) before income taxes         (1,284,510)                      (1,599,513)
(Benefit) provision for income taxes    -                             (324,000)
                                    ---------                       -----------
Net (loss)                         (1,284,510)                      (1,275,513)

Preferred stock dividends              55,961                              -
                                    ---------                        ----------
Net (loss) available
to common shareholders           $ (1,340,471)                   $  (1,275,513)
                                 =============                    =============

(Loss) per common                      -
  share (Note 6)                 $       (.45)                   $        (.45)
(Loss) per fully diluted
  share (Note 6)                 $       (.45)                   $        (.45)

Weighted average number of common
shares and equivalents outstanding  2,973,412                        2,860,614

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                          Six Months Ended December 31,
                                   ---------------------------------------------
                                                 1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to
   common shareholders                        $(2,104,887)         $(1,226,158)
                                              -----------          -----------

   Adjustments to reconcile net (loss) to
   net cash used in operating activities:
       Depreciation and amortization              200,211               49,761
       Deferred income tax (benefit)                -                 (299,000)
       Preferred stock dividends payable          110,422                 -
       Changes in operating assets
          and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                      624,996              757,496
         Cost and estimated earnings
           in excess of billings on
           uncompleted contracts                  (33,859)             822,740
         Inventories                              197,981             (302,160)
         Prepaid expenses and other
           current assets                         111,977              (42,501)
         Other assets                                 425              (18,500)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses    918,408              291,295
         Income taxes payable - current              --                   --
                                                ---------            ---------
           Total adjustments                    2,130,561            1,259,131
                                                ---------            ---------

Net cash provided by operating activities          25,674               32,973
                                                ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (18,144)             (71,883)
                                                ---------              --------

   Net cash used in investing activities          (18,144)             (71,883)
                                                ----------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of debt and warrant issuance - net       -                 394,936
   Proceeds from exercise of warrants                 943                  -
   Decrease in stock subscriptions receivable       1,250
   Repayment of debt                              (86,849)            (366,077)
                                                 --------             --------

   Net cash (used in) provided by financing
     activities                                   (84,656)              28,859
                                                 --------               ------

NET INCREASE (DECREASE) IN CASH                   (77,126)             (10,051)

CASH and CASH EQUIVALENTS, beginning
  of period                                       244,271               40,858
                                              -----------               ------

CASH AND CASH EQUIVALENTS, end of period     $    167,145          $    30,807
                                               ==========            =========

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

As discussed in the opinion of the Company's independent auditors for the fiscal year ended June 30, 1996, the Company's losses from operations and the stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet as of December 31, 1996, the statements of operations for the six-month and three-month periods ended December 31, 1996 and 1995, and the statements of cash flows for the six-month periods ended December 31, 1996 and 1995, have been prepared by the Company without audit. Such accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal occurring accruals considered necessary for a fair presentation, have been included. Results for the six months and three months ended December 31, 1996 are not necessarily indicative of the results that may be achieved for any other interim period or for the year ending June 30, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

2.  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at December 31, 1996:

Costs and estimated earnings                                    $1,570,568
Less:  Estimated loss upon completion                             (339,167)
          Progress billings                                       (195,779)
                                                                  --------
                                                                $1,035,622
                                                                ==========

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  Equipment and Fixtures

Equipment and fixtures, at cost, are summarized as follows at December 31, 1996:

Machinery and equipment                                         $2,151,874
Furniture and fixtures                                             131,129
Leasehold improvements                                             149,198
                                                                ----------
                                                                 2,432,201
Less: accumulated depreciation and amortization                 (1,967,529)
                                                                ----------
                                                                $  464,672
                                                                ==========

4.  Long-Term Debt

Long-term debt consists of the following at December 31, 1996:

Notes payable to North Fork Bank                               $ 2,218,864
Senior Subordinated Debentures                                   1,500,000
  Less:  discount at issuance                                     (457,628)
  Plus:  amortization of discount                                  128,709
Subordinated Debentures                                            300,000
Capital lease obligations and other debt                           131,816
                                                                 ---------
                                                                 3,821,761
Less:  current portion                                           3,745,792
                                                              ------------
                                                               $    75,969
                                                               ===========

Subordinated Debentures and Series A and Series B Warrants

On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consisted of one $20,000 12% Convertible Subordinated Debenture (the "Old Debentures") and one Common Stock Purchase Warrant, Series A (the "Old Series A Warrants"). For managing the financing, Common Stock Purchase Warrants, Series B (the "Old Series B Warrants") to purchase 1,500,000 shares of Common Stock, par value $.10 per share (the "Class A Common Stock"), were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per warrant.

Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company (the "Recapitalization"), all of the holders of the Old Debentures, Old Series A Warrants and Old Series B Warrants exchanged such debentures and warrants for Amended and

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures"), Amended and Restated Series A Warrants (the "Series A Warrants") and Amended and Restated Series B Warrants (the "Series B Warrants"), respectively.

The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), at $.25 per share, subject to adjustment in certain circumstances. As of February 14, 1997, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $58,826. Therefore, the Company has reclassified the Subordinated Debentures as current liabilities. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the 12% Convertible Senior Subordinated Debentures (the "Senior Debentures"), the Fifth Restated and Amended Revolving Credit Note (the "Revolver") and the Further Restated, Increased and Amended Term Loan Note (the "Term Loan") with the Company's senior lender, North Fork Bank (the "Bank"), and capital lease obligations.

The Series A Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 1,500,000 shares of Common Stock. Both Series A and Series B Warrants may be exercised at any time until July 15, 2002. As of February 14, 1997, the Company had not filed a registration statement effecting the Series A and Series B Warrant holders' registration rights as required by the terms thereof.

Senior Debentures and Series C Warrants

In connection with the Recapitalization, the Company sold to Cerberus Partners, L.P. ("Cerberus"), 30 units for an aggregate purchase price of $1,500,000. Each unit consisted of one $50,000 Senior Debenture and one Common Stock Purchase Warrant, Series C (the "Series C Warrants") entitling the holder thereof to purchase 84,746 shares of Common Stock for $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003.

The Company allocated the $1,500,000 received between the Senior Debentures and the Series C Warrants based on their estimated fair value as of March 7, 1996.

Each Senior Debenture is convertible into 84,746 shares of Common Stock, subject to adjustment in certain circumstances. The Senior Debentures are senior in right of payment to the Subordinated Debentures, but are subordinate to the Term Loan and the Revolver. The principal is payable on the Senior Debentures in one balloon payment due December 31, 1998.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


As of February 14, 1997, the Company had not paid interest accrued since June 16, 1996 on the Senior Debentures, had not filed in a timely manner the registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights as required by the terms thereof, and was not in compliance with the financial covenants described below. Therefore, the Company has reclassified the Senior Debentures as current liabilities.

Accrued and unpaid interest on the Senior Debentures totaled $151,908 as of February 14, 1997. Interest is currently payable at the rate of 16.5% per annum on the outstanding principal and at the rate of 16.5% on the past-due interest. Interest accrued on the unpaid principal at the rate of 12% per annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights as required by the terms thereof. Thereafter, the interest rate increased each 30-day period by 0.5% per annum to a rate of 16.5% per annum on February 3, 1997. Until the Company files a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, the interest rate will increase by 0.5% per annum for each ensuing 30 day period, to a maximum interest rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of the past due interest, the interest rate will revert to 12% per annum.

The Senior Debentures contain certain financial covenants, which the Company failed to meet as of December 31, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least
2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. On October 31, 1996, the Company issued a note to Cerberus in the amount of $15,000 (which increased to $22,500 in accordance with its terms), and in exchange Cerberus waived the requirements for the Company to comply with the financial covenants described above through the end of the Company's fiscal year ending June 30, 1997 and waived its right to declare an event of default with respect to the late interest payment until December 15, 1996.

North Fork Bank Credit Facilities

The Company has two credit facilities available to it from the Bank. The facilities, as amended in October 1995 and March 1996, provide the Company with the Revolver, which allows up to $2,200,000 in borrowings and matures October 31, 1997, and the Term Loan in the principal amount of $800,000 which matures December 31, 1998. The Revolver bears interest at the rate of 2% per annum in excess of the Bank's prime rate; the Term Loan bears interest at the rate of 1.5% per annum in excess of the Bank's prime rate. On February 14, 1997, the Bank's prime rate was 8.25% per annum.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contain certain financial covenants, which the Company failed to meet as of December 31, 1996. The covenants have five components: (i) a minimum tangible net worth of $4.5 million, (ii) a current ratio of at least
2.75 to 1.0, (iii) a minimum working capital level of $5.5 million, (iv) a maximum ratio of total liabilities to tangible net worth of 1.25 to 1.0, and (v) a minimum debt service coverage ratio of 1.05 to 1.0. Pursuant to a Forbearance Agreement, by and between the Company and the Bank, dated as of October 31, 1996 (the "Forbearance Agreement"), the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996 interim financial statements. Therefore, the Company has reclassified the Revolver and the Term Loan as current liabilities.

Under the Term Loan and the Revolver, the Company is required to maintain an aggregate average monthly ledger balance of $175,000 in non-interest deposit accounts with the Bank (the "Compensating Balance Requirement"). For the six months ended December 31, 1996, the Company's aggregate average monthly ledger balance was less than the required amount. Accordingly, the Company paid fees totaling approximately $3,000 to the Bank, which represent (a) the difference between $175,000 and the aggregate average monthly ledger balance maintained, multiplied by (b) a fixed rate (the "Deficiency Rate") equal to four percent (4%) in excess of the Bank's prime rate, based on a 360-day year and actual number of days elapsed. The Deficiency Rate is established on the first day of each January and July and is applicable for the immediately ensuing six month period.

The Company is currently negotiating with the Bank to modify the terms of the Revolver and the Term Loan to cure the existing defaults thereunder. However, no assurance can be given that the Bank will agree to amend the Revolver and the Term Loan or as to the terms of any such agreement.

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1997                        $3,720,309
Fiscal year ending June 30, 1998                            50,965
Thereafter                                                  50,487
                                                        ----------
                                                        $3,821,761
                                                        ==========

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.       Stockholders' Deficiency

(a)      Common and Preferred Stock

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

During the year ended June 30, 1996, the Company granted stock options to two officers. Richard K. Laird, the former President and Chief Executive Officer of the Company, effectively received options to purchase 225,000 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment in certain circumstances. Russell J. Reardon, the Company's Senior Vice President of Finance and Administration, received options to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, subject to adjustment in certain circumstances.

In June 1996, one Common Stock Purchase Warrant, Series D (the "Series D Warrants") was exercised. As a result, the number of shares of Common Stock increased by 94,340 to 2,954,954 shares.

In December 1996, one Series D Warrant was exercised. As a result, the number of shares of Common Stock increased by 94,340 to 3,049,294 shares.

Preferred Stock and Series D Warrants

In connection with the Recapitalization, the Company sold in a private placement 30 units for an aggregate purchase price of $1,500,000. Each unit consisted of one share of Series A 12% Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") and one Series D Warrant. Each share of Preferred Stock is convertible into 94,340 shares of Common Stock, subject to adjustment in certain circumstances. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share, subject to adjustment in certain circumstances, at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or pre-emptive rights except as provided by law.

The Company allocated the $1,500,000 received between the Preferred Stock and the Series D Warrants based on their estimated fair value as of March 7, 1996.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. The Company has not paid any dividends on the Preferred Stock. The Company also has not filed a registration statement effecting the Preferred Stock and Series D Warrant holders' registration rights as required by the terms thereof.

The accumulated amount of dividends due on the Preferred Stock as of February 14, 1997 was $196,579. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period because the Company failed to file in a timely manner the registration statement effecting the Preferred Stock and Series D Warrant holders' registration rights as required by the terms thereof. Thereafter, the dividend rate increased monthly by 0.5% per annum to a rate of 16.5% per annum on February 6, 1997. Until the Company files the registration statement, the dividend rate will increase monthly by 0.5% per annum to a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

Series E Warrants

In December 1995, the Company entered into a consulting agreement with two companies, SFM, whose principals include Alfred Mendelsohn, a director of the Company, and Lawrence I. Schneider, a former director of the Company, and Phipps, Teman & Company, L.L.C. ("PTCO"), whose principals include Norman M. Phipps, the Company's Acting President, and Wade Teman, a Senior Vice President of the Company, for services to be rendered in connection with the Recapitalization. Pursuant to the consulting agreement, upon consummation of the Recapitalization SFM and PTCO were paid cash fees of $212,500 and received warrants to purchase a total of 1,000,000 shares of Common Stock at $.50 per share, subject to adjustment in certain circumstances, any time prior to March 7, 2003 (the "Series E Warrants"). As of February 14, 1997, the Company had not filed a registration statement effecting the Series E Warrant holders' registration rights as required by the terms thereof.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Series F Warrants

On May 1, 1996, the Company issued common stock purchase warrants, Series F (the "Series F Warrants") to certain directors, officers and other related parties as compensation for services performed for the Company. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share, subject to adjustment in certain circumstances. Specifically, the Company granted: (i) to Mr. Lawrence I. Schneider, a former director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) to PTCO, Series F Warrants to purchase
235,850 shares of Common Stock; and (iii) to Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of February 6, 1997, the Company had not filed a registration statement effecting the Series F Warrant holders' registration rights as required by the terms thereof.

Registration Rights

Under the terms of each of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants and the Series F Warrants, the Company was obligated to file a registration statement effecting the respective holders' registration rights within a specified time. As of February 14, 1997, the Company has not filed such a registration statement within the required time.

(b)      Stock Options

Non-Qualified Stock Options

On May 16, 1994, the Board of Directors granted non-qualified stock options to two former officers, Murray H. Feigenbaum and Jerome Deutsch, to each purchase 300,000 shares of Common Stock at the fair market value of $.10 per share. These options are exercisable in whole or in part at any time until December 31, 1998. During the year ended June 30, 1995, each of the former officers exercised options for 100,000 shares of Common Stock. During the year ended June 30, 1996, each of the former officers agreed to terminate options for 100,000 shares of Common Stock. At December 31, 1996, the balance of these exercisable options equaled 100,000 shares of Common Stock for each of the two former officers.

On March 7, 1996, the Board of Directors granted non-qualified stock options to Richard K. Laird, the Company's former Chief Executive Officer, to purchase 1,000,000 shares of Common Stock at exercise prices ranging from $.40 per share to $3.40 per share. Subsequently, on September 14, 1996, pursuant to a settlement agreement with Mr. Laird, the grant was effectively reduced, entitling Mr. Laird to purchase a total of 225,000 shares of Common Stock at $.40 per share, subject to adjustment in certain circumstances.

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
                                                                       =======

On May 1, 1996, the Board of Directors granted non-qualified stock options to Mr. Reardon to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, subject to adjustment in certain circumstances, exercisable at any time on or prior to March 7, 2003.

(c)      Stock Subscription Receivable

As of December 31, 1996, two former officers of the Company, Murray H. Feigenbaum and Jerome Deutsch, were indebted to the Company in the amounts of $106,350 and $56,600, respectively, for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. Interest accrues on the unpaid balance at the rate of 4% per annum, and is payable annually.

6.       (Loss) Per Share

(Loss) per common share was computed by dividing net (loss) by the weighted average number of shares of Common Stock and equivalents outstanding during each of the periods presented. For the six-month and three-month periods ended December 31, 1996, the fully diluted earnings per share does not give effect to the contingently issuable shares because they would have an antidilutive effect.

                                LOGIMETRICS, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


General - Plan of Operation

On March 7, 1996, the Recapitalization was completed and new management was brought in to lead a restructuring of the Company's operations. The primary objective of the restructuring is to redirect the Company's focus toward the higher value-added, broadband wireless communications market.

In furtherance of this change in focus, in December 1996 the Company announced that it had entered into an agreement (the "Merger Agreement") to acquire mm-Tech, Inc., a major customer of the Company ("mm-Tech"), for an aggregate of 19,247,800 shares of Common Stock (the "Merger"). The Merger is subject to the satisfaction of a number of conditions, including negotiation of acceptable amendments to the Revolver and the Term Loan.

As a result of this change in focus, as well as operating inefficiencies resulting from a shortage of working capital, the Company has incurred significant net losses since the Recapitalization. As a result of these losses, as of December 31, 1996, the Company had not paid all amounts due under the Subordinated Debentures, the Senior Debentures and the Preferred Stock. The Company was also in default in respect of certain financial covenants contained in the Revolver, the Term Loan and the Senior Debentures. However, as described in Note 4 to the Company's Notes to Consolidated Financial Statements above, the holder of the Senior Debentures has waived compliance with certain financial covenants through June 30, 1997 and to date, has taken no actions as a result of the Company's failure to make payments due under the Senior Debentures. Pursuant to the Forbearance Agreement, the Bank has agreed to forbear any rights it may have under the Revolver or Term Loan in connection with the Company's failure to comply with the financial covenants of the Revolver and Term Loan until the earlier of February 28, 1997, or the date on which the Bank receives the Company's December 31, 1996, interim financial statements.

The Company is currently negotiating with the Bank to modify the terms of the Revolver and the Term Loan to cure the existing defaults thereunder. However, no assurance can be given that the Bank will agree to amend the Revolver and the Term Loan or as to the terms of any such amendment. As described above, the Company is in default under certain of its payment obligations. Although to date neither the Bank, Cerberus nor the holders of the Subordinated Debentures have taken any actions as a result of the Company's defaults thereunder, there can be no assurance that such entities will not take any such actions in the future.

In addition, to date the Company has not paid any dividends on its Preferred Stock, which have accumulated in the amount of $196,579 through February 14, 1997. The Company was also overdue in payments to vendors in the amount of approximately $1.9 million as of February 14, 1997.

                                LOGIMETRICS, INC.


The Company is currently negotiating with several entities for bridge financing to make required payments to existing creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain bridge financing or other cash infusions, the Company may be required to seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Net revenues for the three months ended December 31, 1996 increased $987,748, or 357.81%, to $1,263,802 from $276,054 for the comparable period of 1995 primarily due to increased sales of traveling wave tube amplifiers ("TWTAs") and related equipment resulting from the refocusing of the Company's business as described above.

Cost of revenues for the three months ended December 31, 1996 increased $427,093, or 29.9%, to $1,855,407 from $1,428,314 for the comparable period of
1995 primarily as a result of an increase in net revenues. As a percentage of net revenues, cost of revenues was 147.0% for the quarter ended December 31, 1996, compared to 517.4% for the quarter ended December 31, 1995. The high level of costs of revenues reflects certain operational inefficiencies resulting from a shortage of working capital, as well as costs related to the restructuring of the Company's business as described above. During the quarter ended December 31, 1996, the Company also recorded a $600,000 inventory charge to write down its defense-related equipment inventory to estimated fair market value, related to the shift in the Company's focus away from defense-related applications.

SG&A expenses for the three months ended December 31, 1996 increased $151,398, or 41.2%, to $517,985 from $366,587 for the comparable period of 1995 primarily as a result of higher professional fees, increased provisions for bad debts and amortization of debt issuance costs, offset in part by lower salary expense. As a percentage of revenues, SG&A expenses decreased to 41.0% for the quarter ended December 31, 1996 from 132.8% for the comparable period of 1995 primarily as a result of the lower level of revenues during the 1995 period, offset in part by the higher professional expenses described above and certain costs incurred in connection with the Recapitalization. The Company has recently implemented certain staffing reductions and other measures in an effort to reduce its cost base so as to improve profitability. No assurances can be given, however, that such initiatives will ultimately succeed or as to the impact, magnitude or duration of any expense savings that may be achieved.

For the reasons discussed above, operating losses for the three months ended December 31, 1996 decreased $409,257, or 26.9%, to $1,109,590 from $1,518,847 for the comparable period in 1995.

                                LOGIMETRICS, INC.


Interest expense for the three months ended December 31, 1996 increased $94,254, or 116.8%, to $174,920 from $80,666 for the comparable period of 1995 primarily as a result of a higher level of indebtedness incurred in connection with the Recapitalization. As indicated above, the Company is currently accruing interest on the Senior Debentures and the Subordinated Debentures at penalty rates as a result of the failure to meet its obligations thereunder.

Although the Company incurred a pre-tax loss of $1,284,510 during the quarter ended December 31, 1996, the Company did not recognize an income tax benefit because under generally accepted accounting principles the Company may not do so until future profitability is more certain. During the quarter ended December 31, 1995, the Company recognized an income tax benefit of $324,000 due to the reversal of the Company's deferred tax liability. In addition, during the quarter ended December 31, 1996, the Company accrued dividends on its outstanding Preferred Stock of $55,961. The Preferred Stock was issued in March 1996 in connection with the Recapitalization.

For the reasons discussed above, net loss for the quarter ended December 31, 1996 increased $64,958, or 5.1%, to $1,340,471 from $1,275,513 for the comparable period in 1995.

Six Months  Ended  December 31, 1996  Compared to Six Months Ended  December 31,
1995

Net revenues for the six months ended December 31, 1996 increased $578,806, or 22.4%, to $3,157,664 from $2,578,858 for the comparable period of 1995 primarily due to increased sales of TWTAs and related equipment resulting from the refocusing of the Company's business as described above.

Cost of revenues for the six months ended December 31, 1996 increased $502,851, or 15.9%, to $3,673,468 from $3,170,617 for the comparable period of 1995 primarily as a result of an increase in net revenues. As a percentage of net revenues, cost of revenues was 116.3% for the six months ended December 31, 1996, compared to 122.9% for the six months ended December 31, 1995. As described above, the high level of costs of revenues reflect certain operational inefficiencies resulting from a shortage of working capital, as well as the costs related to the restructuring of the Company's business. During the six months ended December 31, 1996, the Company also recorded a $600,000 inventory charge to write down its defense-related equipment inventory to estimated fair market value, related to the shift in the Company's focus away from defense-related applications.

SG&A expenses for the six months ended December 31, 1996 increased $361,916, or 47.0%, to $1,132,287 from $770,371 for the comparable period of 1995 primarily as a result of higher professional fees, increased provisions for bad debts and amortization of debt issuance costs, offset in part by lower salary expense. As a percentage of revenues, SG&A expenses increased to 35.9% for the six months ended December 31, 1996 from 29.9% for the comparable period of 1995

                                LOGIMETRICS, INC.


primarily as a result of the higher professional expenses described above and certain costs incurred in connection with the Recapitalization. The Company has recently implemented certain staffing reductions and other measures in an effort to reduce its cost base so as to improve profitability. No assurances can be given, however, that such initiatives will ultimately succeed or as to the impact, magnitude or duration of any expense savings that may be achieved.

For the reasons discussed above, operating losses for the six months ended December 31, 1996 increased $285,961, or 21.0%, to $1,648,091 from $1,362,130 for the comparable period in 1995.

Interest expense for the six months ended December 31, 1996 increased $183,346, or 112.5%, to $346,374 from $163,028 for the comparable period of 1995 primarily as a result of a higher level of indebtedness incurred in connection with the Recapitalization. As indicated above, the Company is currently accruing interest on the Senior Debentures and the Subordinated Debentures at penalty rates as a result of the failure to meet its obligations thereunder.

Although the Company incurred a pre-tax loss of $1,994,465 during the six months ended December 31, 1996, the Company did not recognize an income tax benefit because under generally accepted accounting principles the Company may not do so until future profitability is more certain. During the six months ended December 31, 1995, the Company recognized an income tax benefit of $299,000 due to the reversal of the Company's deferred tax liability. In addition, during the six months ended December 31, 1996, the Company accrued dividends on its outstanding Preferred Stock of $110,422. The Preferred Stock was issued in March 1996 in connection with the Recapitalization.

For the reasons discussed above, net loss for the six months ended December 31, 1996 increased $878,729, or 71.7%, to $2,104,887 from $1,226,158 for the comparable period in 1995.

Financial Condition, Liquidity and Capital Resources

The Company sustained net losses of $5,196,067 for the year ended June 30, 1996 and $2,104,887 for the six months ended December 31, 1996 and had an accumulated deficit of $6,699,559 at December 31, 1996. Notwithstanding the losses for the year ended June 30, 1996 and for the six months ended December 31, 1996, the Company generated a positive cash flow of $126,287 during the eighteen-month period from July 1, 1995 to December 31, 1996. Substantial reductions in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, as well as a substantial increase in accounts payable and accrued expenses during that period provided a portion of the working capital requirements of the Company.

In addition, the Company used the net proceeds from the private offering of Subordinated Debentures, Senior Debentures, Preferred Stock and Warrants on July 14, 1995 and March 7, 1996 to finance working capital requirements. There can be no assurance that the Company will

                                LOGIMETRICS, INC.


be able to continue funding its working capital needs from the private or public sale of its debt and/or equity securities. As a result of the Company's history of losses, the per share trading price of the Common Stock has declined significantly, thereby making it more difficult to sell sufficient shares to fund the Company's operations. Any future sales of the Company's securities may be on terms which are dilutive to existing shareholders.

In October 1996, the Company entered into an agreement (the "CT&T Agreement") with CellularVision Technology & Telecommunications, L.P. ("CT&T") pursuant to which CT&T agreed to advance funds to the Company in connection with its purchase of equipment from the Company. Pursuant to the CT&T Agreement, the Company received an advance payment of approximately $620,000. The advance is being amortized against deliveries of equipment to CT&T. The unamortized portion of the advance equaled $518,120 as of December 31, 1996. The Company has utilized a portion of the advance to fund its ongoing operations. The Company estimates that the CT&T Agreement will be fully performed in fiscal 1997. There can be no assurance that the Company will receive any future orders from CT&T or that CT&T will be willing to make similar advance payments to the Company in connection with any future orders.

In recent periods, the Company's material purchasing leverage with respect to price, terms and service has been negatively impacted by its working capital constraints. The Company is currently negotiating with several entities for bridge financing to make required payments to existing creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain bridge financing or other cash infusions, the Company may be required to seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

During the six-month period ended December 31, 1996, the Company had capital expenditures of $18,144 and for the years ended June 30, 1996 and 1995 capital expenditures were $52,228 and $5,362, respectively. The Company anticipates that total expenditures will be approximately $50,000 for the year ended June 30, 1997.

The Company has tax loss carry-forwards totaling approximately $3,500,000 from the years ended June 30, 1995 and June 30, 1996 to offset future income.

As more fully discussed under Item 2(a) above, the Company requires bridge financing or other cash infusions in order to continue operating. See also Note 4 to the Company's Notes to Consolidated Financial Statements.

                                LOGIMETRICS, INC.


Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-QSB includes information that is forward looking, such as the Company's expectations for future performance, its growth and business strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's cash constraints and lack of profitable operations, the Company's ability to continue operations as a going concern, the actions, if any, taken by the Company's creditors as a result of the Company's defaults and its present financial condition, the impact of changing governmental regulation of the telecommunications industry, technological changes occurring in the Company's business, the impact of competition, the need for financing to support the Company's operations, as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-QSB and in the Company's Annual Report on Form 10-KSB.

                           PART II - OTHER INFORMATION


Item 3.  Defaults Under Senior Securities

For a description of certain defaults under the Company's debt and equity securities, see "Management's Discussion and Analysis or Plan of Operation."

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number   Description

10 Letter Agreement, dated October 23, 1996, by and between the Company and CellularVision Technology & Telecommunications, L.P.

27      Financial Data Schedule.

                                LOGIMETRICS, INC.


(b)      Reports on Form 8-K:

On December 27, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 18, 1996 relating to the proposed Merger with mm-Tech.

                                LOGIMETRICS, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LOGIMETRICS, INC.

Dated:  February 19, 1997          By:/s/ Norman M. Phipps
                                      ____________________________
                                      Norman M. Phipps
                                      Chairman of the Board and Acting President
                                      (Acting Principal Executive Officer)

Dated:  February 19, 1997          By:/s/ Russell J. Reardon
                                      ____________________________
                                      Russell J. Reardon
                                      Chief Financial Officer
                                      (Principal Accounting Officer)