Form 10QSB
period 1997-03-31
LOGIMETRICS INC
filed 1997-05-15
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 0-10696


                                LogiMetrics, Inc.

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

                    Issuer's telephone number: (516) 349-1700




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

 Common Stock, par value      Outstanding at May 5, 1997: 22,391,434 shares
   $.01 per share

Transitional Small Business Disclosure Format (check one):

           Yes    [ ]                                 No      [X]

                                LOGIMETRICS, INC.


                                      INDEX


                                                                         Page
Part I - Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

    Balance Sheet - March 31, 1997......................................   3

    Statements of Operations -
    Nine months ended March 31, 1997 and 1996...........................   4

    Three months ended March 31, 1997 and 1996..........................   5

    Statements of Cash Flows -
    Nine months ended March 31, 1997 and 1996...........................   6

    Notes to Consolidated Financial Statements .........................   7

Item 2.  Management's Discussion and Analysis or Plan of Operation......  15

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................  20

Item 6.  Exhibits and Reports on Form 8-K...............................  20

SIGNATURES..............................................................  21

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  March 31, 1997
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                            $   100,762
  Accounts receivable, less allowance
    for doubtful accounts of $150,000                                 932,626
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                        734,876
  Inventories                                                       2,151,411
  Prepaid expenses and other current assets                           102,790
                                                                    ---------

      Total current assets                                          4,022,465
  Equipment and fixtures (Note 4)                                     440,401
  Deferred financing costs                                            187,344
  Other assets                                                         20,300
                                                                  -----------

TOTAL ASSETS                                                      $ 4,670,510
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                      $4,116,042
  Customer advances                                                    59,620
  Accrued warranty expense                                            150,000
  Current portion of long-term debt (Note 5)                          705,076
                                                                    ---------

      Total current liabilities                                     5,030,738
LONG-TERM DEBT (Note 5)                                             3,130,097
                                                                   ----------

TOTAL LIABILITIES                                                   8,160,835
                                                                   ----------
COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 6)
     Preferred Stock:
       Series A, stated value $50,000 per share;
       authorized, 200 shares; issued and
       outstanding, 30 shares                                         990,564
     Warrants                                                       1,023,234
     Common Stock:
       Par value $.01; authorized,
       35,000,000 shares; issued and
       outstanding, 3,143,634 shares                                   31,436
Additional paid-in capital                                          1,836,061
Accumulated deficit                                                (7,208,670)
Stock subscriptions receivable                                       (162,950)
                                                                   -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                     (3,490,325)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $4,670,510
                                                                   ==========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Nine Months Ended March 31,

                                                 1997                      1996
                                                 ----                      ----

Net revenues                                $ 5,246,353             $ 3,526,633
Cost and expenses:
     Cost of revenues (Note 3)                5,546,086               5,614,233
     Selling, general and
       administrative expenses                1,617,835               1,564,848
                                              ---------               ---------

Loss from operations                          1,917,568               3,652,448
                                              ---------               ---------
Interest expense                                525,350                 250,678
                                              ---------               ---------

Loss before income taxes                      2,442,918               3,903,126
                                              ---------               ---------
Provision (benefit) for income taxes             -                     (299,000)
                                              ---------               ----------

Net loss                                      2,442,918                3,604,126

Preferred stock dividends                       171,079                    -
                                              ---------                ---------
Net loss available
  to common shareholders                    $ 2,613,997              $ 3,604,126
                                            ===========               ==========


Loss per common
  share (Note 7)                            $      .87                  $  1.26

Loss per fully diluted
  share (Note 7)                            $      .87                  $  1.26

Weighted average number of common
shares and equivalents outstanding           3,004,191                2,860,602


                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended March 31,

                                                1997                 1996
                                                -----                ----

Net revenues                                 $ 2,088,689       $   947,775
Cost and expenses:
     Cost of revenues (Note 3)                 1,872,618         2,443,616
     Selling, general and
       administrative expenses                   485,548           794,477
                                             -----------         ---------
Loss from operations                             269,477         2,290,318
                                             -----------         ---------
Interest expense                                 178,976            87,650
                                             -----------         ---------
Loss before income taxes                         448,453         2,377,968
                                             -----------         ---------
Provision for income taxes                          -                -
                                             -----------         ---------
Net loss                                         448,453         2,377,968

Preferred stock dividends                         60,657             -
                                             -----------         ---------
Net loss available
  to common shareholders                     $   509,110        $2,377,968
                                             ===========        ==========

Loss per common
  share (Note 7)                            $        .17        $      .83
Loss per fully diluted
  share (Note 7)                            $        .17        $      .83

Weighted average number of common
  shares and equivalents outstanding           3,084,935         2,860,602



                 See Notes to Consolidated Financial Statements


                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended March 31,
                                                       1997                1996
                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $ 2,442,918        $3,604,126
                                                      ----------        ----------
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
   Depreciation and amortization                         302,343            69,381
   Non-cash expenses                                      22,500               -
   Allowance for doubtful accounts                        75,000               -
   Deferred income tax (benefit)                            -             (299,000)
   Increase (decrease) in cash from:
     Accounts receivable                                 175,487         1,014,876
     Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                            266,887         2,119,726
     Inventories                                         120,042           (86,967)
     Prepaid expenses and other
        current assets                                    85,696          (120,056)
     Other assets                                            425          (298,342)
     Accounts payable and accrued expenses             1,406,303          (388,774)
                                                       ---------         ----------
           Total adjustments                           2,454,683         2,010,844
                                                       ---------         ----------

Net cash provided by (used for) operating activities      11,765        (1,593,282)
                                                       ---------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and fixtures                   (19,572)          (77,148)
                                                       ----------        ----------

   Net cash (used for) investing activities              (19,572)          (77,148)
                                                       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of debt and warrant issuance - net              -            1,894,936
   Proceeds of preferred stock issuance                     -            1,145,595
   Repayment of loans from stockholders                     -              (60,000)
   Proceeds from exercise of warrants                      1,887                -
   Decrease in stock subscriptions receivable              1,250                -
   Repayment of debt                                    (138,839)         (393,093)
                                                       ----------      ------------

   Net cash provided by (used for) financing
     activities                                         (135,702)        2,587,438
                                                       ----------      ------------


NET INCREASE (DECREASE) IN CASH                         (143,509)          917,008

CASH and CASH EQUIVALENTS, beginning
  of period                                              244,271            40,858
                                                        --------       -----------

CASH AND CASH EQUIVALENTS, end of period             $   100,762       $   957,866
                                                     ===========       ===========


                 See Notes to Consolidated Financial Statements


                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. and its wholly owned subsidiary, LogiMetrics FSC, Inc. (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's independent auditors' report on the Company's financial statements for the fiscal year ended June 30, 1996 made reference to the Company's losses from operations and the stockholders' capital deficiency, which, in their opinion, raised substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet as of March 31, 1997, the statements of operations for the nine- month and three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the nine-month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. Such accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal occurring accruals considered necessary for a fair presentation, have been included. Results for the nine months and three months ended March 31, 1997 are not necessarily indicative of the results that may be achieved for any other interim period or for the year ending June 30, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

2.  Subsequent Events - Acquisition of mmTech, Inc.

On April 25, 1997, the Company completed the acquisition of mmTech, Inc. ("mmTech"). Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company exchanged 19,247,800 shares of common stock, par value $.01 per share (the "Common Stock") for all of mmTech's outstanding shares of common stock (the "Merger").

mmTech designs, develops and manufactures a complete line of equipment for the local multi-point distribution service marketplace.

The financial position and results of operations of the Company and mmTech will be combined in fiscal 1997 retroactive to July 1, 1996 and the fiscal year of mmTech will be conformed to the Company's fiscal year. In addition, all prior periods presented will be restated to give effect to the Merger.

                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



Presented below are condensed combined pro forma financial statements as of and for the nine months ended March 31, 1997, giving effect to the acquisition.


Condensed Combined Pro Forma Balance Sheet at March 31, 1997

                                            LogiMetrics                mmTech                    Combined


         Assets
             Current assets                 $4,022,465                  2,353,738                $ 6,376,203
             Equipment and fixtures            440,401                    150,459                    590,860
             Other non-current assets          207,644                      2,648                    210,292
                                            ----------                  ---------                -----------
             Total assets                   $4,670,510                  2,506,845                $ 7,177,355
                                            ----------                  ---------                -----------
         Liabilities
             Current liabilities            $5,030,738                  2,237,934                $ 7,268,672
             Long-term obligations           3,130,097                     36,310                  3,166,407
                                            ----------                  ---------                 ----------
             Total liabilities               8,160,835                  2,274,244                 10,435,079
         Stockholders' equity               ----------                  ---------                 ----------
            (deficiency)                    (3,490,325)                   232,601                 (3,257,724)

         Total liabilities and              ----------                  ---------                 ----------
         stockholders' equity
         (deficiency)                       $4,670,510                  2,506,845                $ 7,177,355
                                            ----------                  ---------                 -----------

Condensed Combined Pro Forma Statement of Operations -
Nine Months Ended March 31, 1997


                                            LogiMetrics                  mmTech                 Combined


         Net revenues                      $5,246,353                  3,635,388                $ 8,881,741

         Operating costs and expenses       7,163,921                  3,144,230                 10,308,151
                                           ----------                  ---------                 ----------
         Income (loss) from operations     (1,917,568)                   491,158                 (1,426,410)
                                           ----------                 ---------                  ----------
         Interest expense                     525,350                     26,855                    552,205
         Income taxes                           --                       161,526                    161,526
                                           ----------                    -------                 ----------
         Net income (loss)                 (2,442,918)                   302,777                 (2,140,141)
                                            ----------                   -------                 ----------
         Preferred stock dividends            171,079                         --                    171,079
         Net income (loss) available       -----------                    -------                ----------
         to common shareholders           $(2,613,997)                   302,777               $ (2,311,220)
                                          ============                   =======               ============
         Net (loss) per common share                                                           $(       .77)


                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


3.    Costs  and  Estimated  Earnings  in  Excess  of  Billings  on Uncompleted
      Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at March 31, 1997:

Costs and estimated earnings                                  $1,632,963
Less: Estimated loss upon completion                           (544,708)
      Progress billings                                        (353,379)
                                                              ----------
                                                              $ 734,876
                                                              ==========
4.   Equipment and Fixtures

Equipment and fixtures, at cost, are summarized as follows at March 31, 1997:

Machinery and equipment                                       $2,153,302
Furniture and fixtures                                           131,129
Leasehold improvements                                           149,198
                                                              ----------
                                                               2,433,629
Less: accumulated depreciation and amortization               (1,993,228)
                                                              ----------
                                                              $  440,401
                                                              ==========
5.   Long-Term Debt

Long-term debt consists of the following at March 31, 1997:

Notes payable to North Fork Bank                              $2,179,786
Senior subordinated debentures                                 1,500,000
  Less: unamortized discount                                    (286,016)
Subordinated debentures                                          300,000
Capital lease obligations and other debt                         141,403
                                                              ----------
                                                               3,835,173
Less:  current portion                                           705,076
                                                              ----------
                                                              $3,130,097
                                                              ==========

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

Subsequently, on March 7, 1996, in connection with the recapitalization and change in control of the Company (the "Recapitalization"), all of the holders of the Old Debentures, Old Series A Warrants and Old Series B Warrants exchanged such debentures and warrants for Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures"), Amended and Restated Series A Warrants (the "Series A Warrants") and Amended and Restated Series B Warrants (the "Series B Warrants"), respectively.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)



The Subordinated Debentures are convertible into an aggregate of 1,200,000 shares of Common Stock, at $.25 per share, subject to adjustment in certain circumstances. As of May 5, 1997, the Company was in default with respect to the payment of interest under the Subordinated Debentures; accrued and unpaid interest totaled $68,631. Interest accrues at the rate of 15% per annum on unpaid interest and 12% per annum on the outstanding principal. The principal is payable in one balloon payment on July 14, 1997. The Subordinated Debentures are subordinated in right of payment to the 12% Convertible Senior Subordinated Debentures (the "Senior Debentures"), the Sixth Restated and Amended Revolving Credit Note (the "Revolver") and the Further Restated and Amended Term Loan Note (the "Term Loan") with the Company's senior lender, North Fork Bank (the "Bank"), and capital lease obligations.

The Series A Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 600,000 shares of Common Stock. The Series B Warrants may be exercised at a price of $.25 per share, subject to adjustment in certain circumstances, for an aggregate of 1,500,000 shares of Common Stock. Both the Series A and the Series B Warrants may be exercised at any time until July 15, 2002. As of May 5, 1997, the Company had not filed a registration statement effecting the Series A and the Series B Warrant holders' registration rights as required by the terms thereof.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


As of May 5, 1997, the Company had not paid interest accrued since June 16, 1996 on the Senior Debentures, and had not filed in a timely manner the registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights as required by the terms thereof.

Accrued and unpaid interest on the Senior Debentures totaled $213,350 as of May 5, 1997. Interest is currently payable at the rate of 17% per annum on the outstanding principal and at the rate of 17% on the past-due interest. Interest accrued on the unpaid principal at the rate of 12% per annum until June 5, 1996. On June 6, 1996, the interest rate increased to 13.5% per annum for the ensuing three-month period, due to the Company's failure to file a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights as required by the terms thereof. Thereafter, the interest rate increased each 30-day period by 0.5% per annum, to a rate of 17% per annum on May 5, 1997. Until the Company files a registration statement effecting the Senior Debentures and Series C Warrant holder's registration rights, the interest rate will remain at a maximum rate on unpaid principal and interest of 17% per annum. Upon the filing of the registration statement and the payment of the past due interest, the interest rate will revert to 12% per annum.

In connection with the Merger and the amendment of the Company's credit facilities with the Bank, the holder of the Senior Debentures agreed to amend certain of the provisions of the Senior Debentures to, among other things, cure any defaults under the financial covenants contained therein by conforming them to the financial covenants contained in the new Bank facility. In addition, the holder of the Senior Debentures waived until May 15, 1997 its right to declare an event of default and to exercise its remedies as a result of, among other things, the Company's failure to pay amounts due and owing on the Senior Debentures (and certain related indebtedness). The holder of the Senior
Debentures also agreed to waive until August 31, 1997 any event of default resulting from the Company's failure to register the shares of Common Stock issuable to such holder upon the conversion of the Senior Debentures and the exercise of the Series C Warrants. In connection with such waivers, the Company deposited with an escrow agent a $22,500 12% senior subordinated note due December 31, 1998, which is issuable to the holder of the Senior Debentures in the event that the Company has not made all payments due and owing to such holder on or before May 15, 1997, which date may be extended to May 31, 1997 in certain circumstances. The Company does not anticipate that it will be able to pay all amounts due under the Senior Debentures by May 15, 1997. There can be no assurance that the Company will be able to pay amounts due to the holder of the Senior Debentures in a timely manner or that such holder will continue to forbear from exercising its remedies if the Company fails to pay amounts owed to such holder when due.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

North Fork Bank Credit Facilities

The Company has two credit facilities available to it from the Bank. The facilities, amended as of April 25, 1997, provide the Company with (i) the Revolver, which allows up to $2,200,000 in borrowings and matures April 30, 1998, and (ii) the Term Loan, in the principal amount of $640,000, which matures December 31, 1998. The Revolver and the Term Loan bear interest at the rate of 2% per annum in excess of the Bank's prime rate. On May 5, 1997, the Bank's prime rate was 8.50% per annum.

The Company is current with respect to its interest payments on the Revolver and its interest and principal payments on the Term Loan. However, the credit facilities with the Bank contained certain financial covenants, which the Company failed to meet as of March 31, 1997. Subsequently, on April 25, 1997, the Company consummated a restructuring of the Revolver and the Term Loan, pursuant to which the financial convenants have been modified to cure all previously existing defaults thereunder.

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1997                        $   92,376
Fiscal year ending June 30, 1998                         2,259,954
Thereafter                                               1,482,843
                                                        ----------
                                                        $3,835,173
                                                        ==========

6.       Stockholders' Deficiency

Common Stock

In February 1997, one Common Stock Purchase Warrant, Series D (the "Series D Warrants") was exercised. As a result, the number of shares of Common Stock increased by 94,340 to 3,143,634 shares.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

The accumulated amount of dividends due on the Preferred Stock as of May 5, 1997 was $252,737. Accumulated dividends were payable at the rate of 12.0% per annum until June 5, 1996. On June 6, 1996, the dividend rate increased to 13.5% per annum for the ensuing three-month period because the Company failed to file in a timely manner the registration statement effecting the Preferred Stock and Series D Warrant holders' registration rights as required by the terms thereof. Thereafter, the dividend rate increased monthly by 0.5% per annum to a rate of 17% per annum on May 5, 1997. Until the Company files the registration statement, the dividend rate will remain at a maximum rate on unpaid accumulated dividends of 17% per annum. Upon the filing of the registration statement and the payment of accumulated dividends, the dividend rate will revert to 12% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

Series E Warrants
-----------------

In December 1995, the Company entered into a consulting agreement with two companies, SFM, whose principals include Alfred Mendelsohn, a director of the Company, and Lawrence I. Schneider, a former director of the Company, and Phipps, Teman & Company, L.L.C. ("PTCO"), whose principals include Norman M. Phipps, the Company's President, and Wade Teman, a Senior Vice President of the Company, for services to be rendered in connection with the Recapitalization. Pursuant to the consulting agreement, upon consummation of the Recapitalization, SFM and PTCO were paid cash fees of $212,500 and received warrants to purchase a total of 1,000,000 shares of Common Stock at $.50 per share, subject to adjustment in certain circumstances, any time prior to March 7, 2003 (the
"Series E Warrants"). As of May 5, 1997, the Company had not filed a registration statement effecting the Series E Warrant holders' registration rights as required by the terms thereof.

Series F Warrants
-----------------

On May 1, 1996, the Company issued Common Stock Purchase Warrants, Series F (the "Series F Warrants") to certain directors, officers and other related parties as compensation for services performed for the Company. The Series F Warrants are exercisable at any time prior to March 7, 2003 at $.50 per share, subject to adjustment in certain circumstances. Specifically, the Company granted: (i) to Mr. Lawrence I. Schneider, a former director, Series F Warrants to purchase 331,190 shares of Common Stock; (ii) to PTCO, Series F Warrants to purchase
235,850 shares of Common Stock; and (iii) to Alfred Mendelsohn, a director, Series F Warrants to purchase 100,000 shares of Common Stock. As of May 5, 1997, the Company had not filed a registration statement effecting the Series F Warrant holders' registration rights as required by the terms thereof.

Registration Rights
-------------------

Under the terms of each of the Senior Debentures, the Subordinated Debentures, the Preferred Stock, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants, the Series E Warrants and the Series F Warrants, the Company was obligated to file a registration statement effecting the respective holders' registration rights within a specified time. As of May 5, 1997, the Company has not filed such a registration statement within the required time.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)



7.   Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock and equivalents outstanding during each of the periods presented. For the nine-month and three-month periods ended March 31, 1997, the fully diluted earnings per share does not give effect to the contingently issuable shares because they would have an antidilutive effect.

                                LOGIMETRICS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



(a)      General - Plan of Operation

On March 7, 1996, the Recapitalization was completed and new management was brought in to lead a restructuring of the Company's operations. The primary objective of the restructuring is to redirect the Company's focus toward the higher value-added, broadband wireless communications market.

In furtherance of this change in focus, in December 1996 the Company announced that it had entered into an agreement to acquire mmTech, for an aggregate of 19,247,800 shares of Common Stock.

Subsequently, on April 25, 1997, the Merger was consummated. The Company also consummated a restructuring of its senior bank facilities with North Fork Bank, pursuant to which the financial covenants applicable to the Company have been modified to cure all previously existing defaults thereunder. In connection with the restructuring, the holder of the Company's Senior Debentures has also agreed to waive certain outstanding events of default to provide the Company with time to obtain additional financing.

As a result of this change in focus, as well as operating inefficiencies resulting from a shortage of working capital, the Company has incurred significant net losses since the Recapitalization. As a result of these losses, as of March 31, 1997, the Company had not paid all amounts due under the Subordinated Debentures, the Senior Debentures and the Preferred Stock. In addition, to date the Company has not paid any dividends on its Preferred Stock, which have accumulated in the amount of $252,737 through May 5, 1997. The Company was also overdue in payments to vendors in the amount of approximately $2.5 million as of May 5, 1997.

The Company is currently negotiating with several entities for financing to make required payments to existing creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain financing or other cash infusions, the Company may be required to seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

                                LOGIMETRICS, INC.




(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net revenues for the three months ended March 31, 1997 increased $1,140,914, or 120.4%, to $2,088,689 from $947,775 for the comparable period of 1996, primarily due to increased sales of traveling wave tube amplifiers ("TWTAs") and related equipment resulting from the refocusing of the Company's business as described above.

Cost of revenues for the three months ended March 31, 1997 decreased $570,998, or 23.4%, to $1,872,618 from $2,443,616 for the comparable period of 1996, primarily as a result of improved operating efficiencies. As a percentage of net revenues, cost of revenues was 89.7% for the quarter ended March 31, 1997, compared to 257.8% for the quarter ended March 31, 1996. The high levels of cost of revenues in both periods reflect operational inefficiencies resulting from a shortage of working capital, as well as costs related to the restructuring of the Company's business as described above.

SG&A expenses for the three months ended March 31, 1997 decreased $308,929, or 38.9%, to $485,548 from $794,477 for the comparable period of 1996, primarily as a result of lower staffing expenses, offset in part by higher professional fees and amortization of debt issuance costs. As a percentage of revenues, SG&A expenses decreased to 23.2% for the quarter ended March 31, 1997 from 83.8% for the comparable period of 1996, primarily as a result of the higher level of revenues during the 1997 period and the reduction in expenses described above.

The Company has implemented certain staffing reductions and other measures in an effort to reduce its cost base in order to improve profitability. No assurances can be given, however, that such initiatives will ultimately succeed or as to the impact, magnitude or duration of any expense savings that may be achieved.

For the reasons discussed above, operating losses for the three months ended March 31, 1997 decreased $2,020,841, or 88.2%, to $269,477 from $2,290,318 for the comparable period in 1996.

                                LOGIMETRICS, INC.



Interest expense for the three months ended March 31, 1997 increased $91,326, or 104.2%, to $178,976 from $87,650 for the comparable period of 1996, primarily as a result of a higher level of average outstanding indebtedness incurred in connection with the Recapitalization. As indicated above, the Company is currently accruing interest on the Senior Debentures and the Subordinated Debentures at penalty rates as a result of the failure to meet all of its obligations thereunder.

Although the Company incurred a pre-tax loss of $448,453 during the quarter ended March 31, 1997, the Company did not recognize an income tax benefit because under generally accepted accounting principles, the Company may not do so until future profitability is more certain. During the quarter ended March 31, 1997, the Company accrued dividends on its outstanding Preferred Stock of $60,657. The Preferred Stock was issued in March 1996 in connection with the Recapitalization.

For the reasons discussed above, net loss available to common shareholders for the quarter ended March 31, 1997 decreased $1,868,858, or 78.6%, to $509,110 from $2,377,968 for the comparable period in 1996.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

Net revenues for the nine months ended March 31, 1997 increased $1,719,720, or 48.8%, to $5,246,353 from $3,526,633 for the comparable period of 1996, primarily due to increased sales of TWTAs and related equipment resulting from the refocusing of the Company's business as described above.

Cost of revenues for the nine months ended March 31, 1997 decreased $68,147, or 1.2%, to $5,546,086 from $5,614,233 for the comparable period of 1996, primarily as a result of improved operating efficiencies. As a percentage of net revenues, cost of revenues was 105.7% for the nine months ended March 31, 1997, compared to 159.2% for the nine months ended March 31, 1996. As described above, the high level of cost of revenues reflects operational inefficiencies resulting from a shortage of working capital, as well as the costs related to the restructuring of the Company's business.

SG&A expenses for the nine months ended March 31, 1997 increased $52,987, or 3.4%, to $1,617,835 from $1,564,848 for the comparable period of 1996, primarily as a result of higher professional fees, higher insurance costs and amortization of debt issuance costs, offset in part by lower staffing expenses. As a percentage of revenues, SG&A expenses decreased to 30.8% for the nine months ended March 31, 1997 from 44.4% for the comparable period of 1996.

                                LOGIMETRICS, INC.



For the reasons discussed above, operating losses for the nine months ended March 31, 1997 decreased $1,734,880, or 47.5%, to $1,917,568 from $3,652,448 for the comparable period in 1996.

Interest expense for the nine months ended March 31, 1997 increased $274,672, or 109.6%, to $525,350 from $250,678 for the comparable period of 1996, primarily as a result of a higher level of indebtedness incurred in connection with the Recapitalization. As indicated above, the Company is currently accruing interest on the Senior Debentures and the Subordinated Debentures at penalty rates as a result of the failure to meet its obligations thereunder.

Although the Company incurred a pre-tax loss of $2,442,918 during the nine months ended March 31, 1997, the Company did not recognize an income tax benefit because under generally accepted accounting principles the Company may not do so until future profitability is more certain. During the nine months ended March 31, 1996, the Company recognized an income tax benefit of $299,000 due to the reversal of the Company's deferred tax liability. In addition, during the nine months ended March 31, 1997, the Company accrued dividends on its outstanding Preferred Stock of $171,079. The Preferred Stock was issued in March 1996 in connection with the Recapitalization.

For the reasons discussed above, net loss available to common shareholders for the nine months ended March 31, 1997 decreased $990,129, or 27.5%, to $2,613,997 from $3,604,126 for the comparable period in 1996.

Financial Condition, Liquidity and Capital Resources

The Company sustained net losses of $5,196,067 for the year ended June 30, 1996 and $2,613,997 for the nine months ended March 31, 1997 and had an accumulated deficit of $7,208,670 at March 31, 1997. Notwithstanding the losses for the year ended June 30, 1996 and for the nine months ended March 31, 1997, the Company generated a positive cash flow of $59,904 during the twenty one-month period from July 1, 1995 to March 31, 1997. Substantial reductions in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, as well as a substantial increase in accounts payable and accrued expenses during that period provided a portion of the working capital requirements of the Company.

In addition, the Company used the net proceeds from the private offering of the Subordinated Debentures, Senior Debentures, Preferred Stock and warrants on July 14, 1995 and March 7, 1996 to finance working capital requirements. There can be no assurance that the Company will be able to continue funding its working capital needs from the private or public sale of its debt and/or equity securities. As a result of the Company's history of losses, the per share trading price of the Common Stock has declined significantly, thereby making it more difficult to sell sufficient shares to fund the Company's operations. Any future sales of the Company's securities may be on terms which are dilutive to existing shareholders.

                                LOGIMETRICS, INC.



In October 1996, the Company entered into an agreement (the "CT&T Agreement") with CellularVision Technology & Telecommunications, L.P. ("CT&T") pursuant to which CT&T agreed to advance funds to the Company in connection with its purchase of equipment from the Company. Pursuant to the CT&T Agreement, the Company received an advance payment of approximately $620,000. The advance is being amortized against deliveries of equipment to CT&T. The unamortized portion of the advance equaled $52,120 as of March 31, 1997. The Company has utilized a portion of the advance to fund its ongoing operations. The Company estimates that the CT&T Agreement will be fully performed in fiscal 1997. There can be no assurance that the Company will receive any future orders from CT&T or that CT&T will be willing to make similar advance payments to the Company in connection with any future orders.

In recent periods, the Company's material purchasing leverage with respect to price, terms and service has been negatively impacted by its working capital constraints. The Company is currently negotiating with several entities for financing to make required payments to existing creditors, complete projects in process and fund the planned growth in operations. If, however, the Company is unable to promptly obtain financing or other cash infusions, the Company may be required to seek protection from its creditors under the Bankruptcy Code or pursue an insolvency proceeding. The Company's creditors could also file an involuntary petition against the Company under the Bankruptcy Code.

During the nine-month period ended March 31, 1997, the Company had capital expenditures of $19,572 and for the years ended June 30, 1996 and 1995 capital expenditures were $52,228 and $5,362, respectively. The Company anticipates that total capital expenditures will be approximately $30,000 for the year ended June 30, 1997.

The Company has tax loss carry-forwards totaling approximately $3,500,000 from the years ended June 30, 1995 and June 30, 1996 to offset future income.

As more fully discussed under Item 2(a) above, the Company requires financing or other cash infusions in order to continue operating. See also Note 5 to the Company's Notes to Consolidated Financial Statements.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Number   Description

27       Financial Data Schedule.

(b)      Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LOGIMETRICS, INC.

Dated: May 14, 1997                   By:/s/ Norman M. Phipps
                                      _______________________________
                                      Norman M. Phipps
                                      President and Chief Operating Officer

Dated: May 14, 1997                   By:/s/ Russell J. Reardon
                                      ______________________________
                                      Russell J. Reardon
                                      Chief Financial Officer
                                      (Principal Accounting Officer)