Form 10KSB
period 1997-06-30
LOGIMETRICS INC
filed 1998-02-17
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-10696

                                LogiMetrics, Inc.
              (Exact name of small business issuer in its charter)

          Delaware                                            112171701
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

50 Orville Drive, Bohemia, New York                            11716
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:(516) 784-4110

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year: $11,374,182

As of December 12, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,111,000 as computed by reference to the closing bid price of the stock ($0.44) multiplied by the number of shares of voting stock outstanding on December 12, 1997 held by non-affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

   Class of Common Stock                   Outstanding at December 12, 1997
   ---------------------                   --------------------------------
   Common Stock, par value                       25,601,814 shares
      $.01 per share

           Transitional Small Business Disclosure Format (check one):

                               Yes [ ]       No [X]

                                LOGIMETRICS, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 1997
                                      INDEX


                                     PART I

                                                                   Page

Item 1.      Description of Business..................................     3

Item 2.      Description of Property..................................     10

Item 3.      Legal Proceedings........................................     10

Item 4.      Submission of Matters to a Vote of Security Holders......     10




                                     PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.     11

Item 6.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................     11

Item 7.      Consolidated Financial Statements........................     15

Item 8.      Changes in and Disagreements on Accounting and Financial
             Disclosures..............................................     37


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act by the Company...........................................     37

Item 10. Executive Compensation.......................................     40

Item 11. Security Ownership of Certain Beneficial Owners and
         Management...................................................     43

Item 12. Certain Relationships and Related Transactions...............     46


                                     PART IV


Item 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K.....................................................     48

                                     PART I


Item 1.  Description of Business

General

The Company manufactures and sells high-power amplifiers, including traveling wave tube amplifiers ("TWTAs") and other peripheral transmission equipment, used to transmit communication signals. The Company also manufactures and sells instrumentation amplifiers for industrial, commercial and military applications, either as stand-alone units or as part of electromagnetic test systems used to measure the electromagnetic compatibility ("EMC") and electromagnetic susceptibility ("EMS") of various equipment, including satellite earth stations, wireless communication systems, automobiles and other transportation equipment. These systems frequently incorporate multiple TWTAs. The Company's customers include military and other governmental agencies, manufacturers and testing laboratories. Customers using the Company's amplifiers, systems and test systems in the communications area include CellularVision Technology & Telecommunications, L.P. ("CT&T"), the National Aeronautics and Space Administration, the European Space Agency, Eaton Corporation and the NASA Lewis Research Center Jet Propulsion Laboratory, and in the EMC/EMS area include General Motors Proving Ground, TRW, Inc., Lockheed Martin Corporation and Space Systems Loral.

The TWTAs sold by the  Company  are used for a variety of  purposes,  including:
Local Multipoint Distribution Service ("LMDS") and Very Small Aperture Terminal ("VSAT") transmitting devices, EMC/EMS testing, microwave studies and general high-power component testing. In addition, the Company sells complete specialty systems in response to specific customer requests. These systems are typically designed to meet specific customer needs and range from automated EMS testing systems to sophisticated electronic ground-based or airborne electronic warfare equipment. These systems typically incorporate one or more TWTAs and may also include software and ancillary equipment.

Since March 1996, the Company has sought to redirect its business focus away from defense applications and toward commercial opportunities. In particular, the Company is now actively pursuing the sale of TWTAs, other high-power amplifiers and peripheral equipment operating in the Ka band (26-40 GHz) for use in the emerging market for LMDS service and for new satellite applications.

In furtherance of this change in strategic focus, in April 1997, the Company merged with mmTech, Inc. ("mmTech") which designs, develops, manufactures and sells telecommunications equipment for use in the LMDS market. See "Management's Discussion and Analysis." The Company's customers in the LMDS market presently consist of CT&T and certain licensees of CT&T. See "Sales and Marketing."

The Company was founded in December 1968. The Company's headquarters are located at 50 Orville Drive, Bohemia, New York 11716 and its telephone number is (516) 784-4110.

Industry Overview

The Company believes that many of the existing markets for its TWTAs, other high-power amplifiers and related products are maturing and, in some instances, are in decline. For instance, prior to 1995, a significant portion of the Company's business consisted of sales of high-power electronic jamming systems and related products to the U.S. military and foreign military organizations. However, in conjunction with the contraction of the U.S. defense industry, the Company's military sales have declined.

Other traditional markets for the Company's TWTAs, other high-power amplifiers and related products have historically been characterized by low revenue growth. For instance, the Company sells equipment to manufacturers for testing the sensitivity of various products to electromagnetic forces. In the EMC/EMS market, the Company's products are generally used to flood an instrument or piece of equipment with electromagnetic energy over a broad spectrum of frequencies and to record the results of the test. The Company believes that this and other traditional markets for the Company's products are growing at a rate of approximately 5% per year.

In response to the decline in the U.S. defense industry and the low growth rates characterizing other existing markets for the Company's products, the Company has sought new markets for its products, with particular emphasis on the LMDS market and other broad band applications.

LMDS generically describes a proposed method of providing two-way broad band services, such as video programming distribution, video teleconferencing, wireless  local  loop  telephony  and high speed  data  transmission  (including
Internet access). The Federal Communications Commission (the "FCC") has announced that in February 1998 it will grant, through a competitive auction process, licenses to offer LMDS services in all of the 493 basic trading areas in the U.S. ("BTAs"), excluding the New York Primary Metropolitan Statistical Area ("PMSA") where CellularVision of New York, L.P. ("CVNY"), an affiliate of CT&T, has an existing license. Two licenses will be awarded for each BTA. One license will include 1,150 MHz of spectrum (the "Block A License"), consisting of frequencies in the 27.5 GHz - 28.35 GHz, 29.1 GHz - 29.25 GHz and 31.075 GHz
- 31.225 GHz bands. The other license will include 150 MHz of spectrum (the "Block B License"), consisting of frequencies in the 31.0 GHz

- 31.075 GHz and 31.225 GHz - 31.3 GHz bands. See "Government Regulation."

The Company believes that, as a result of this auction process, a new segment of the telecommunications industry will emerge, although no assurances can be given in that regard. As of December 12, 1997, CVNY is the only entity with a commercial license to provide LMDS services in the U.S. The Company has, through CT&T, supplied CVNY with the transmitters and other equipment used by it in the New York market.

In addition to the LMDS market in the U.S., several foreign countries, such as Canada, the Philippines, Thailand, Russia and the Republic of Korea, have reserved spectrum for the provision of LMDS services. The Company has, through CT&T, provided transmitters and other equipment to licensees of CT&T's technology providing those services outside the United States. The Company believes that, as a result of the FCC's auction of LMDS licenses, additional countries will begin to authorize the provision of LMDS services. Due to these developments, the Company believes that the LMDS market could experience significant growth in the future, although no assurances can be given in that regard. The Company's objective is to build on its experience as a supplier of LMDS equipment to capitalize on the expected growth of this market. In addition, many of the components used in the Company's LMDS equipment can be used for Ka-band satellite communications.

LMDS Systems

The Company designs, develops, manufactures and sells transmitters, repeaters, relays and other infrastructure equipment used to provide LMDS service. LMDS services use signals transmitted at relatively high frequencies (28 GHz) compared to other transmission methods. At higher frequency, signals attenuate more quickly ("path loss") and can be adversely affected by rain ("rain fade").

As currently contemplated, LMDS service will be provided in a cellular system to minimize the effects of the relatively short distances traveled by high frequency signals (typically three miles or less) because of path loss and rain fade. By utilizing a cellular system, and by employing certain techniques to limit inter-cell interference, frequencies can be re-used from cell to cell, thereby effectively covering a large area and maximizing the amount of bandwidth available to carry video, voice or data transmissions.

Video, telephone services or data signals to be transmitted through an LMDS system are received by the system from satellite transponders, terrestrial microwave facilities and/or studios at a head-end. Signals are generally processed at the head-end and are then sent to transmitters located in each adjacent cell which, in turn, transmit the signals to subscribers within the cell. Point-to-point relays, which are installed with the transmitter, are used to transmit signals to remote cells. Because of the high frequency used by LMDS and the resulting attenuation of the signal, transmission of the signal is generally by line of sight. Where topographical conditions, such as mountains, tall buildings and heavy foliage, result in areas where the original signal cannot readily be received, a repeater is used to capture and re-transmit the signal to the shadowed area. Signals can be "repeated" in this fashion several times without any noticeable loss of signal quality.

A small, narrow beam antenna is used by subscribers to receive signals, and the Company's system utilizes a square, flat-panel antenna which is approximately 7 inches square for this purpose. As a result of the high frequencies involved, this small antenna has the same gain as much larger antennas typically used to receive broadcast television signals.

The Company's transmitters can transmit a wide variety of signals, including, video, voice and data, without the need for significant modification and it is possible to send different signals for different services from the same transmitter. In addition, the system can be readily configured to transmit either digital or analog signals, or a combination of the two.

Advantages of LMDS Service

The Company believes that LMDS service has several significant advantages over other existing transmission techniques. The Company believes that the most important advantages are the broad bandwidth made available for LMDS services, and the lack of restrictions on the services that licensees will be allowed to offer.

Under the FCC's current proposal, 1,300 MHz of bandwidth will be available to LMDS licensees in each BTA. Currently, transmission of an analog television signal requires approximately 20 MHz per channel. Accordingly, approximately 50 channels could be transmitted simultaneously under a Block A License. With digital transmission of television signals and using existing compression technologies, over 200 channels could be transmitted simultaneously under a Block A License. Similarly, a typical telephone call requires approximately 30 KHz of bandwidth. Under a Block A License, an LMDS service could handle over 33,000 simultaneous phone conversations. If certain currently available compression techniques were used, that number could be increased to over 150,000.

The Company believes that LMDS operators could also offer wireless Internet access to subscribers. For example, with a Block B License, LMDS operators may provide one-way Internet service equivalent in speed to current ISDN service (approximately 128 KB) to over 1,200 simultaneous users. CVNY has recently commenced providing fast Internet access (500 KB) to subscribers in New York, and the Company expects that other LMDS operators will offer similar Internet access services in the future. The Company currently manufactures equipment used for the provision of this Internet access service.

Unlike other spectrum grants, the LMDS service authorized by the FCC is not limited to a specific use. Instead, the FCC will allow the marketplace to determine the most valuable use of the spectrum. As a result, LMDS providers will be able to use their licenses to provide a wide variety of one-way and two-way services, such as video programming, telephony or data transmission, either exclusively, or as a package of related services. The Company believes that this broad service authorization will enhance the value of LMDS licenses and will increase the potential uses of the spectrum grant.

The Company believes that LMDS will offer certain advantages over existing transmission techniques. Those advantages include the following:

Low Cost Infrastructure. The Company believes that LMDS systems offer a low cost, high quality and dependable broad band alternative to both franchised cable systems and satellite systems, such as Direct Broadcast Satellite ("DBS") and fiber optic systems. The Company believes that LMDS providers will be able to offer substantially the same services at significantly lower prices than franchised cable systems because LMDS providers will not require the extensive networks of cables and amplifiers or the constant maintenance, repair and cost of upgrading system architecture inherent in such systems. DBS systems have a lower cost per household passed than will LMDS systems, but involve other expenses associated with high-power direct broadcast satellites. In addition, subscribers are required to pay monthly charges comparable to cable rates. By comparison, subscribers to CVNY's video transmission service currently pay a one-time installation fee of approximately $50 and monthly charges that are lower than competing cable rates.

Higher Quality Picture. The Company's LMDS transmitter is capable of delivering a generally superior picture quality as compared to the quality generally characteristic of franchised cable or current Multichannel Multipoint Distribution Service ("MMDS") systems. In a franchised cable system, each time a television signal passes through an amplifier, some measure of noise is added which results in a "grainier" picture. As a result, franchised cable picture quality generally degrades significantly depending on the distance the signal travels from the head-end to the subscriber. Current MMDS systems lack the FM or digital video fidelity associated with the Company's system and the Company believes that these systems are also generally subject to perceptible interference. The Company's LMDS transmitter, by contrast, has been designed to deliver a video picture without perceptible interference under most conditions, although the signals can be subject to temporary degradation as a result of atmospheric conditions, such as rain fade.

Dependability. As compared to franchised cable systems, the Company believes that LMDS systems provide a highly reliable signal because there are no cables, amplifiers or processing and filtering equipment between the transmitter which serves the subscriber and the subscriber's household to potentially break or malfunction. Failure of any one of these components in the chain may "black-out" large portions of a franchised cable system, and diagnosis and repair efforts involve a network consisting of hundreds of miles of cable and related relay equipment, in contrast to the subscriber/cell alignment which the Company believes will be used by LMDS providers. In addition, the Company believes that many LMDS providers will use fully redundant transmitter installations, such as those currently employed by CVNY.

Compact Antenna. Unlike currently available MMDS systems, which require rooftop mounted antennas of varying sizes up to three feet in diameter, or DBS systems, which require an outdoor dish aimed directly at a stationary satellite, the antennas used with the Company's system, in many cases, permit reception of signals when mounted inside the subscriber's window, eliminating the need for outdoor installations. The wireless nature of LMDS transmissions allow these antennas, in many cases, to be used for delivery of LMDS services to apartment buildings and office towers in urban areas without extensive in-building wiring. This wiring is necessary not only in the case of franchised cable, but also with wireless technologies such as MMDS, Satellite Master Antenna ("SMATV") service and DBS, whose signals require a direct line-of-sight to the transmitter, and, consequently, in densely populated urban environments, generally require rooftop antenna installation in apartment or office buildings and internal wiring of the building to deliver service to subscribers. However, an LMDS signal can be received in the same manner as MMDS and SMATV signals and then transmitted to subscribers within an apartment building or office building or other structure through in-building cable.

Localized Programming and Advertising Options. Because of the cellular nature of LMDS services, the Company believes that channel offerings can be localized on a cell-by-cell basis, permitting, for example, channels targeted to demographic or linguistic groups in particular neighborhoods, as well as micro-marketing. In comparison, cable operators generally offer uniform programming throughout a geographic service area, and DBS systems offer the same programming on a nationwide basis and, to date, do not offer any local programming.

Accurate, High-Speed Data Transmission. The Company's transmission equipment has high signal-to-noise ratios and broad band width, enabling it to transmit large volumes of data at least as accurately under normal operating conditions as fiber optic systems. This capability should make LMDS services particularly well suited for high-speed, broad band data transmission, including Internet access.

Mitigation of the Multipath Phenomenon. Multipath is a phenomenon in broadcast transmission which results in the reception of multiple signals at the receiver (literally on multiple transmission paths) which can severely degrade the picture and audio quality or cause undesirable levels of errors in digital systems. Multipath can be a severe drawback in systems such as VHF/UHF television and currently available MMDS systems, which use AM modulation and relatively broad beam width receive antennas. The Company's system, which employs FM or digital modulation and narrow beam receive antennas, can reject multipath degradation of the signal. Because of this advantage, the Company believes that its transmitters will be relatively immune to picture "ghosting" and other degradations that result from multipath.

Large Spectrum Grant and Efficient Spectrum Usage. As described above, the LMDS licenses currently contemplated by the FCC will encompass approximately 1,300 MHz of spectrum, all or a significant portion of which can be re-used from cell to cell. This large spectrum grant may result in advantages over competing technologies, such as MMDS systems, which typically have access to a maximum of 200 MHz of fragmented spectrum and use frequencies only once in a metropolitan area. In other countries, an even broader spectrum may be reserved for LMDS services. For instance, in Canada, 3 GHz of bandwidth has been allocated to the provision of LMDS services (which the Canadian government calls Local Multi-point Communications Service, or "LMCS").

Sales and Marketing

The Company sells its TWTAs and other high-power amplifiers through a direct sales organization from its facilities in New York and New Jersey. In addition, the Company utilizes a network of independent sales representatives located in the U.S., Europe and the Far East. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals. Substantially all of the Company's specialty systems are sold through competitive bidding after receipt of a request for proposal.

Due to cash constraints caused by the Company's history of operating losses, the Company has been unable to pay amounts due to its representatives on a timely basis. As a result, certain representatives have terminated their relationships with the Company or have reduced the level of their support for the Company's products, which, in certain cases, has resulted in lost business opportunities. There can be no assurance that future disruptions in the Company's relationships with its independent representatives will not occur, or as to the effects thereof.

To date, the Company has not actively marketed its LMDS equipment. Pursuant to an agreement with CT&T, mmTech is permitted to sell certain of its products only to CT&T, licensees of CT&T's technology and third parties approved by CT&T. Under that agreement, mmTech pays to CT&T a royalty equal to 2.5% of the gross sales from such products. See "Patents, Trademarks and Proprietary Rights." Under current arrangements between CT&T and its licensees, such as CVNY, CT&T receives orders for transmitters and other equipment from its licensees and in turn places orders with the Company and other suppliers for such equipment. CT&T has publicly disclosed that it intends to alter its method of doing business with its licensees to address certain potential conflict of interest issues raised by its current procurement policies. As a result, the Company expects in the future sales of transmitters and other LMDS equipment will be made directly to such end users, although there can be no assurance this will be the case.

Upon request, the Company provides training at a customer's location to teach operators how to use its equipment. The Company generally provides a one-year parts and labor warranty on its equipment, although the Company provides a two-year warranty at an additional cost to CT&T and its licensees, and from time to time, the Company has provided extended warranties to other customers. During the fiscal year ended June 30, 1997, the Company incurred warranty repair expenses of approximately $200,000. During the fiscal year ended June 30, 1997, CT&T and its licensees accounted for approximately 54% of the Company's consolidated revenues. The Company anticipates that CT&T and its licensees will account for a substantial percentage of the Company's consolidated revenues during fiscal 1998.

Backlog

The Company measures its backlog as orders for which contracts or purchase orders have been signed, but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within six months of receiving an order. At June 30, 1997, the Company had a $7.1 million backlog of orders for its equipment, approximately $6.0 million of which related to the LMDS market. Substantially all of the Company's backlog at June 30, 1997 is expected to be shipped during the current fiscal year. Any failure by the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. All orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues.

Manufacturing and Assembly
     The Company manufactures and assembles TWTAs and other high-power amplifiers at its facility in Bohemia, New York, and LMDS transmitting equipment and related components at its facility in Eatontown, New Jersey. The Company assembles its products from components supplied to it by various suppliers and parts manufactured internally. Once the products are assembled, they are "burned in" and tested to assure their proper functioning. After successful completion of this procedure, the products are shipped to customers.

Although many of the basic components used in the Company's products, such as chipboards, resistors, capacitors and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers to take advantage of available volume discounts. However, to assure an adequate supply of traveling wave tubes, a critical component in many of the Company's products, the Company has established multiple supply sources. A limited number of components and sub-assemblies are manufactured for the Company pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. The Company does not have any long-term supply arrangements.

Due to cash constraints caused by the Company's history of operating losses, the Company has been unable to pay amounts due to its suppliers on a timely basis. As a result, certain suppliers have terminated their relationships with the Company or have refused to extend trade credit to the Company, which has resulted in supply disruptions from time to time that have materially and adversely affected its business. There can be no assurance that the Company will not experience future supply disruptions, or as to the effects thereof.

Competition

In the markets for TWTAs and other high-power amplifiers, the Company competes with other entities, including Communications and Power Industries, Inc., Amplifier Research Corp. and Xicom Technology, a number of which have significantly greater financial, marketing and other resources than the Company. In the emerging LMDS market, the Company expects that its competitors will include Wytech, PCS Wireless, Inc. and certain major communications equipment manufacturers, a number of which have significantly greater financial, marketing and other resources than the Company. The Company believes that principal competitive factors in its respective markets include performance capability, reliability, size, weight and price. Until recently, the Company has not engaged in significant product development activities in its high-power amplifier business. Accordingly, the Company has not kept pace with its competitors in the markets for TWTAs and other high-power amplifiers in reducing the size and weight of its products. As a result, the Company may be at a competitive disadvantage in the markets for those products. See "Product Development." There can be no assurance that the Company will be able to compete successfully with its competitors or be able to compete with new market entrants or in new markets that may develop.

Government Regulation

The Company's business is not subject to significant direct government regulation. However, the Company believes that demand for its LMDS products will be significantly affected by government regulation because customers for its LMDS products will be required to obtain licenses from the FCC and governmental agencies in other countries in order to provide LMDS services. A description of the FCC's authorization of LMDS service is provided below.

The FCC has set aside a total of 1,300 MHz of spectrum for LMDS service in the United States and certain of its territories: 850 MHz in the 27.5-28.35 GHz band, 150 MHz in the 29.1-29.25 GHz band, and 300 MHz in the 31.0-31.3 MHz band. The LMDS spectrum will be licensed regionally on the basis of 493 BTAs throughout the United States. Two licenses with ten-year terms will be awarded in each BTA: one 1,150 MHz "Block A" license, and one 150 MHz "Block B" license. The Block A license will consist of 1,000 MHz located in the 28 GHz band (27.5-28.35 GHz and 29.1-29.25 GHz) and 150 MHz of spectrum in the middle of the 300 MHz of spectrum in the 31 GHz band (31.075-31.225 GHz). The Block B license will consist of the two 75 MHz segments located at each end of the 300 MHz block (31.0-31.75 GHz and 31.225-31.3 GHz).

The FCC has placed few restrictions on the use of the spectrum allocated to LMDS. Significantly, LMDS licensees will have substantial discretion to develop services in response to market demand. Potential uses of LMDS spectrum include video broadcasting, local telephony, Internet access, and point-to-point communications. LMDS licensees can choose to provide services on a common carrier basis, a non-common carrier basis, or a combination of the two.

LMDS licensees will receive exclusive licenses and will be protected from interference in most of the 1,300 MHz of spectrum allocated for LMDS use. However, LMDS operations in the 150 MHz of the Block A spectrum in the 29.1-29.25 GHz band will be on a co-primary basis with Mobile Satellite Service ("MSS") operations and will be restricted to hub-to-subscriber transmissions because of FCC concerns about potential interference to MSS feeder links. Block B LMDS licensees will also be co-primary with incumbent licensees in their band and will be required to afford interference protection to those licensees. However, the incumbent operations protected in the Block B 150 MHz licenses are limited in scope: protection is to be afforded only to (i) 19 state and local government agency licensees in six states whose operations are confined to localized vehicular traffic management and control services and (ii) eight private business licensees who use the spectrum solely for internal business purposes.

The LMDS licenses will be awarded by the FCC through an auction process which is scheduled to commence on February 18, 1998. However, the auction has been delayed in the past and future delays are possible. Block A and Block B licenses will be auctioned separately for each of the 493 BTAs in the United States and certain of its territories. However, due to CVNY's incumbency in the New York PMSA, the Block A license for the New York City BTA will consist of only those portions of the BTA not covered by CVNY's license. There will be no restrictions on the number of licenses an entity may acquire. Parties can acquire the Block A and Block B licenses in a BTA through the auction and combine the two licenses to create a 1.3 GHz LMDS system.

In order to encourage competition in the video and telephony markets, the FCC determined in its Second Report and Order in its LMDS proceeding (the "Second Report and Order") to limit the right of local telephone companies (known as "local exchange carriers" or "LECs") and cable television companies (known as "multiple system operators" or "MSOs") to acquire Block A licenses in their respective service regions. Under rules adopted in the Second Report and Order, LECs and MSOs will be ineligible to acquire a 20% or greater ownership interest in a Block A license in their service region for the three years following completion of the auction. LECs and MSOs are considered "in-region" in a particular BTA if 10% of the BTA's population is within the authorized service area of the LEC or MSO. There is no restriction on LECs or MSOs acquiring Block B licenses within their respective service areas or Block A licenses outside of their respective service areas.

The eligibility restrictions on LECs and MSOs with respect to in-region Block A licenses may be extended beyond the initial three-year period if the FCC determines that incumbent LECs and/or MSOs continue to have substantial market power. Conversely, the FCC can waive the restriction on a case-by-case basis during the initial three-year period if a LEC or MSO makes a showing to the FCC that its particular market is sufficiently competitive and that it no longer possesses substantial market power. As described below, certain LECs and MSOs sought FCC reconsideration of the eligibility restrictions, and other parties challenged those restrictions in court appeals of the relevant FCC decisions.

The Second Report and Order adopted a number of service and technical rules governing operations by LMDS licensees. In particular, the FCC will allow LMDS licensees up to ten years to provide "substantial service" to their respective service areas. While it declined to define "substantial service" in the LMDS context on a generic basis, the FCC did offer examples of service that would qualify as "substantial." For an LMDS licensee offering video distribution services, a demonstration of coverage of 20% of the population of its licensed service area at the 10-year mark would constitute substantial service. For a licensee offering point-to-point services, the construction of four links per million people in its service area would be sufficient. In making its determination as to whether a licensee is providing "substantial" service, the FCC said that it may consider such factors as (i) whether the licensee is offering a specialized or technologically sophisticated service that does not require a high level of coverage to be of benefit to customers, and (ii) whether the licensee's operations serve niche markets or focus on serving populations outside of areas served by other licensees.

Because of the FCC's liberal service requirements, the Company cannot predict when bidders receiving LMDS licenses in the auction will purchase the equipment necessary to provide LMDS services. However, the Company believes that many of such LMDS licensees may delay purchases of equipment for a significant period following the auction. Accordingly, the Company does not expect that the completion of the auction will have a material impact on the Company's business in the short-term.

The FCC will allow licensees to disaggregate and partition their licenses. Disaggregation refers to the assignment of a portion of the licensee's authorized spectrum to another entity; partitioning refers to the assignment of a portion of the licensee's geographic service area to another entity. The Company believes that disaggregation and partitioning opportunities will encourage the deployment of LMDS services, although no assurances can be given in that regard. The FCC has asked for public comment on specific procedural, administrative, and operational rules to implement LMDS disaggregation and partitioning. However, as of February 6, 1998, the FCC had not issued any final rules in that regard.

Various parties sought reconsideration and judicial review of certain aspects of the FCC's Second Report and Order and other decisions concerning LMDS. The issues raised include (i) LEC and MSO eligibility; (ii) the allocation of spectrum in the 31 GHz band to LMDS and the reinstatement of numerous 31 GHz applications that were previously dismissed by the FCC; (iii) further reconsideration of the FCC's denial of 971 waiver applications to provide LMDS service filed in the wake of the FCC's 1991 grant of the waiver application filed by CVNY's predecessor-in-interest to authorize the provision of LMDS service in New York City; (iv) clarifications of various technical and service rules; and (v) the level of bidding credits for qualifying entities and other auction rules. On February 3, 1998, the FCC adopted an order addressing the petitions for reconsideration. While the order itself was not released as of February 6, 1998, the FCC issued a News Release announcing the adoption of the order, which stated that the order "generally affirmed" the challenged provisions of the FCC's LMDS rules. According to the News Release, the order "generally denied" the petitions filed by various LECs and MSOs seeking a change in the LMDS eligibility rules. The order also generally upheld (i) the FCC's plan for allocation of LMDS spectrum; (ii) the FCC's liberal LMDS construction requirements; and (iii) the denial of the 971 waiver applications.

On February 6, 1998, the United States Court of Appeals for the District of Columbia Circuit released a decision denying various petitioners' challenges to
(i) the eligibility restrictions on LECs and MSOs; and (ii) the denial of the 971 waiver applications.

No assurance can be given regarding the effect of either the FCC's reconsideration order or the Court's decision on the marketplace for LMDS services as the FCC order is subject to court appeal and the Court's decision is subject to further review by the Court or by the United States Supreme Court.

A number of countries, such as Canada, the Republic of Korea and the Philippines, have authorized the provision of LMDS services or services substantially similar thereto. The Company expects that other countries will only authorize the provision of LMDS services pursuant to licensing or other permitting processes.

Under the FCC's rules, the Company is required to obtain certification of its LMDS equipment to the extent that the equipment is capable of emitting RF energy. The certification process is designed to insure that there is no excess RF radiation or other effects which could be inconsistent with other FCC rules or the public interest. The Company has obtained such certification for all of the equipment that it currently intends to market to LMDS licensees.

If and when the Company develops new equipment or encounters changes to the FCC's rules, shifts in market demand, or technological developments, the Company may have to develop new equipment which would require FCC certification. While such certification can be routinely granted by the FCC in due course, any inability of the Company to obtain such certification, or any delay in marketing its equipment due to the delays occasioned by the certification process, could have a material adverse effect on the Company's business.

Product Development

The Company incurred $647,919 and $628,967, respectively, in research and development expenses for the fiscal years ended June 30, 1997 and 1996, amounts related to the development of new products and enhancement of the Company's existing products. Until recently, the Company has not engaged in significant product development activities in its high-power amplifier business. Accordingly, the Company has not kept pace with its competitors in the markets for TWTA's and other high-power amplifiers in reducing the size and weight of its products. As a result, the Company may currently be at a competitive disadvantage in the markets for those products.

The Company is currently developing a new power supply system for its TWTAs and other high-power amplifiers. If development of the new power supply system is successfully completed, the Company believes that it will be able to reduce substantially the size and weight of its TWTAs and other high-power amplifiers. There can be no assurance that the Company will successfully complete the development of the new power supply system, or as to the timing thereof. In addition, there can be no assurance that any products incorporating the new power supply system would, if successfully developed, achieve market acceptance or a significant level of sales.

Patents, Trademarks and Proprietary Rights

The Company does not own any patents or trademarks relating to its TWTAs or other high-power amplifiers. The basic technology used in the design and manufacture of those products is not proprietary to the Company and is available in the public domain, however the Company believes that the know-how it has developed with respect to such products is proprietary and cannot be readily duplicated by its competitors.

In connection with its development of LMDS technology, CT&T has obtained a patent in the United States (the "LMDS Patent") which purports to cover the system architecture and transmission methods for LMDS service. In addition, CT&T has filed applications in a number of foreign countries for the issuance of foreign patents substantially similar to the LMDS Patent.

The design and development of the initial LMDS transmitter sold by mmTech was undertaken pursuant to an agreement with CT&T. Under that agreement, CT&T retained ownership of all intellectual property created during such development phase, including the design of the transmitters sold to CT&T pursuant to that agreement. Pursuant to the terms of that agreement, mmTech has agreed to sell transmitters utilizing such intellectual property or otherwise intended to implement or imitate the CT&T transmission system only to CT&T, its licensees and third parties approved by CT&T. mmTech is required to pay CT&T a royalty of 2.5% of its gross sales from the sale of such transmitters. mmTech is currently seeking to amend the terms of the agreement, which has no fixed term, to allow mmTech to sell transmitters to purchasers without restriction. However, there can be no assurance that CT&T will agree to amend the agreement or as to the terms of any such amendment.

The LMDS Patent, its foreign counterparts and any other patents issued to CT&T covering the LMDS market may have the effect of significantly limiting the markets for the Company's LMDS equipment to those entities which have obtained appropriate licenses from CT&T. In addition, if CT&T does not agree to amend the terms of the agreement described above, mmTech may not sell transmitters of the type developed pursuant to the CT&T agreement to entities that do not obtain a license from CT&T without CT&T's consent, even if such entities could provide LMDS service without violating the LMDS

Patent or other intellectual property rights of CT&T. There can be no assurance that potential customers of the Company will choose to obtain the required licenses from CT&T or that licenses will be available from CT&T on terms which are acceptable to potential customers.

Employees

As of June 30, 1997, the Company had 62 full-time and 4 part-time employees, of whom 46 were engaged in manufacturing, 6 were engaged in product development activities and 14 were engaged in sales, service and general administration. None of the Company=s employees is represented by a union, and the Company considers its relationships with its employees to be satisfactory.

Item 2.  Description of Property

The Company does not own any real property and currently conducts its operations at the following leased premises:


                                            Approximate
                                               Square    Annual      Lease
Location          Description of Facility      Footage   Lease Cost  Expiration

50 Orville Drive  Corporate headquarters,      14,000    $130,000     7/31/04
Bohemia, New York manufacturing and assembly,
11716             sales and customer support

20 Meridian Way   Manufacturing and assembly,  11,500    $ 95,000     3/31/00
Eatontown,        customer support, adminis-
New Jersey 07724  tration, research and
                  development


The Company believes that its existing facilities will be sufficient to meet the Company=s needs for the foreseeable future.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held May 27, 1997, the Company's stockholders: (i) elected five directors; (ii) approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock, par value $.01 per share (the "Common Stock"), from 35,000,000 to 100,000,000; (iii) approved the adoption of the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program"); and (iv) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors. The votes cast by the stockholders on each matter presented at the meeting were as follows:


         Election of Directors:

Nominee                       For            Against      Abstain          Broker Non-Votes

Charles S. Brand           20,122,519            0              0               0
                           ----------       ----------     ----------       --------
Frank A. Brand             20,122,519            0              0              0
                           ----------       ----------     ----------       --------
Jean-Francois Carreras     20,122,519            0              0              0
                           ----------       ----------     ----------       --------
Alfred Mendelsohn          20,122,519            0              0              0
                           ----------       ----------     ----------       --------
Norman M. Phipps           20,122,519            0              0              0
                           ----------       ----------     ----------       --------



         Increase in Authorized Common Stock:

                                       For           Against   Abstain   Broker Non-Votes
                                    20,122,519          0         0              0
                                                     -------    ------   ----------------

         Adoption of Stock Compensation Program:

                                       For            Against  Abstain   Broker Non-Votes
                                    20,122,519           0        0              0
                                                      -------  -------   ----------------
         Appointment of Deloitte & Touche LLP:

                                       For            Against  Abstain   Broker Non-Votes
                                    20,071,119         51,400      0             0
                                                      -------  -------   ----------------

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information:

The Common Stock is traded in the over-the-counter market under the symbol ALGMTA.@ There is no established trading market for any of the Company's outstanding warrants. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

For the Quarter Ended                               High              Low

Fiscal 1996
         September 30, 1995                           *                 *
         December 31, 1995                            *                 *
         March 31, 1996                               *                 *
         June 30, 1996                              $2.375           $ .875

Fiscal 1997
         September 30, 1996                         $1.250           $ .5000
         December 31, 1996                           1.250             .3750
         March 31, 1997                               .625             .4375
         June 30, 1997                                .875             .4375

*     Not reported

(b)      Holders:

On December 12, 1997, there were approximately 400 holders of record of the Common Stock.

(c)      Dividends:

The Company has never declared or paid cash dividends on its Common Stock. The Board of Directors currently intends to retain future earnings to support its business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company=s financial condition, results of operations, current and anticipated cash needs and plans for expansion. Substantially all of the Company=s indebtedness prevents the payment of dividends by the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

On April 25, 1997, a wholly owned subsidiary of the Company merged into mmTech, in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of mmTech for all periods presented.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

Net Revenues. For the fiscal year ended June 30, 1997, net revenues increased by $2.5 million, or 28.1%, to $11.4 million from $8.9 million for the fiscal year ended June 30, 1996, primarily due to increased sales of equipment for the LMDS market. Net revenues from the sale of TWTAs and other high-power amplifiers in the Company's traditional markets were approximately the same as for the prior year.

Gross Profit. For the fiscal year ended June 30, 1997, gross profit increased by $3.8 million to $2.8 million from a negative $1.0 million for the fiscal year ended June 30, 1996. As a percentage of net revenues, gross profit increased to 24.7% for the 1997 fiscal year from a negative 10.7% for the 1996 fiscal year. The improvement in gross profit was attributable to increased sales of LMDS equipment, which typically have higher margins than the Company's other products. In addition, gross profit for the 1996 fiscal year was adversely affected as a result of a $1.4 million charge relating to the revaluation of the Company's inventories.

Selling, General and Administrative. For the fiscal year ended June 30, 1997, selling, general and administrative expenses increased by $309,000, or 9.6%, to $3.5 million from $3.2 million for the fiscal year ended June 30, 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 30.9% in the 1997 fiscal year from 36.2% in the 1996 fiscal year. Selling, general and administrative expenses increased as a result of higher commission expenses resulting from increased sales, as well as higher professional fees related to the mmTech merger and business development efforts. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the spreading of expenses over a higher revenue base and actions taken by management to conserve cash and rationalize the Company's operations.

Research and Development. For the fiscal year ended June 30, 1997, research and development expense increased by $19,000, or 3.0%, to $648,000 from $629,000 for the fiscal year ended June 30, 1996. Research and development expenses for the fiscal year ended June 30, 1997 related to both new product development as well as enhancements of the Company's existing LMDS product line.

Interest Expense. For the fiscal year ended June 30, 1997, interest expense increased by $308,000, or 67.6%, to $764,000 from $456,000 for the fiscal year ended June 30, 1996. Interest expense increased primarily as a result of increased borrowings used to finance the Company's working capital needs, as well as an increase in the average rate of interest resulting from the failure of the Company to comply with certain registration covenants contained in certain of the Company's debt instruments.

Income Taxes. In the fiscal year ended June 30, 1997, the Company had an income tax expense of $380,000, compared to an income tax benefit of $299,000 for the fiscal year ended June 30, 1996. The Company and mmTech currently file separate federal and state tax returns. The tax expense recorded in 1997 relates to pre-tax income generated by mmTech.

Financial Condition, Liquidity and Capital Resources

As of June 30, 1997, the Company had cash and cash equivalents of $368,000. As of such date, the Company had total current assets of $6.7 million and total current liabilities of $9.7 million.

Net cash provided by operating activities was $212,000 for the 1997 fiscal year, compared to cash used for operating activities of $2.1 million in fiscal 1996. Net cash provided by operating activities during fiscal 1997 resulted primarily from a significant increase in accounts payable and accrued expenses as the Company sought to defer payments to suppliers to conserve cash, offset in part by a higher level of inventory, and the Company's net loss of $2.5 million. Net cash used in operating activities during fiscal 1996 resulted primarily from the Company's net loss of $4.9 million, offset in part by an increase in cash resulting from payments received under certain long-term contracts, an increase in accounts payable and accrued expenses and a decrease in accounts receivable as the Company continued its efforts to conserve cash.

Net cash used for investing activities was $159,000 for the 1997 fiscal year, and $139,000 for the 1996 fiscal year. Net cash used for investing activities in each fiscal year resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $46,000 for the 1997 fiscal year and $2.2 million for the 1996 fiscal year. Net cash provided by financing activities during fiscal 1997 resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness. Net cash provided by financing activities during fiscal 1996 resulted primarily from increased borrowings, offset in part by the repayment of certain outstanding indebtedness.

The Company's capital expenditures during fiscal 1997 aggregated $159,000. Such expenditures consisted primarily of the acquisition of equipment needed to support the Company's operations. The Company anticipates that capital expenditures during fiscal 1998 will increase, in part as a result of the Company's intent to modernize its management information systems.

During the fiscal years ended June 30, 1997 and June 30, 1996, the Company raised approximately $3.0 million from the private sales of convertible debentures, convertible preferred stock and warrants to fund a portion of its cash flow needs. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the
Company   intends  to  continue  to  fund  a  portion  of  its  working  capital requirements through the sale of its securities. See "Right to Designate Directors; Changes in Control." There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to generate sufficient cash flows from operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail further its marketing, development or operations, and may be unable to continue as a going concern.

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures April 30, 1998, pursuant to which the Company is entitled to draw up to $2,200,000 assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). The Term Loan and the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1997, the Bank's prime rate was 8.5%. As a result of the Company's losses during fiscal 1997, as of June 30, 1997, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter beginning with the quarter ended June 30, 1997 (the "Net Income Covenant"). Additionally, as of October 28, 1997, the Company was in violation of a covenant contained in the Facility which required the Company to deliver audited financial statements for the fiscal year ended June 30, 1997, and as of November 14, 1997, the Company was in violation of a covenant contained in the Facility requiring the Company to deliver to the Bank financial statements for the fiscal quarter ended September 30, 1997 (these covenants are collectively referred to herein as the "Reporting Requirement Covenants"). The Bank has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997 and September 30, 1997. The Bank has also waived the Reporting Requirement Covenants defaults until February 28, 1998.

In addition to the Facility, at June 30, 1997 the Company had issued and outstanding $1,500,000 of its 12% Convertible Senior Subordinated Debentures due December 31, 1998 (which were subsequently exchanged for the Amended and Restated Class B 13% Senior Subordinated Debentures due July 29, 1999, the "Class B Debentures"), which contain financial covenants identical to those contained in the Facility. Accordingly, as of June 30, 1997, the Company was in default in respect of the Net Income Covenant contained in the Class B Debentures to the same extent as under the Facility. Additionally, as of October 28, 1997 and November 14, 1997, the Company was in default of the Reporting Requirement Covenants to the same extent as under the Facility. The holder of the Class B Debentures has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, and has waived the Reporting Requirement Covenants defaults until February 28, 1998. Pursuant to the terms of the Class B Debentures, the Company is required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. The Company has not yet filed the registration statement. As a result, effective October 28, 1997 the interest rate on the Class B Debentures was increased by 1-1/2% per annum pursuant to their terms. Unless the Company complies with its registration obligations, the interest rate on the Class B Debentures will continue to increase (subject to a maximum interest rate of 17% per annum). The holder of the Class B Debentures has the right to declare all amounts thereunder due and payable if the registration statement is not declared effective by the SEC on or prior to April 25, 1998. The holder of the Class B Debentures has waived until February 28, 1998 any default arising as a result of the Company's failure to file the required registration statement.

At December 12, 1997, CT&T was indebted to the Company in the amount of approximately $3.4 million, representing amounts due and owing as a result of equipment purchased by CT&T, approximately $3.1 million of which was more than 60 days past due at such date. The Company has been engaged in discussions with CT&T pursuant to which, among other things, the Company has sought payment of all amounts past due from CT&T. In connection with those discussions, CT&T has alleged that it is entitled to certain credits or offsets against amounts it owes to the Company. The Company believes the objections to payment raised by CT&T in its discussions with the Company are without merit.

In December 1997, CVNY entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CT&T approximately $3.0 million of the amounts owed by CT&T. Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). As of December 28, 1997, CVNY had paid $49,500 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note for approximately $2.4 million.

There can be no assurance that the Company will receive payment of the remaining amounts owed to it by CT&T or as to the timing of any such payments that are ultimately made. The Company may be required to institute litigation against CT&T for the payment of the amounts owed. Any such litigation is likely to result in the incurrence of significant expenses by the Company and may continue for an extended period of time. In addition, there can be no assurance that the Company will prevail in any such litigation or that any amount awarded to the Company in such litigation will ultimately be collectible. Further, there can be no assurance that CT&T would continue to purchase equipment from the Company if such litigation were instituted.

Net Operating Loss Carry Forward

The Company and mmTech currently file separate federal and state income tax returns. As of June 30, 1997, the Company had a $6.1 million net operating loss carry forward available to be used to offset future income.

Inflation

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Recent Pronouncements of the Financial Accounting Standards Board

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted.

Because the Company incurred losses in both of the fiscal years ended June 30, 1997 and 1996, the reported losses per share would not have been affected by using this new standard.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and will be effective for financial statements issued for fiscal years beginning after December 31, 1997. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, the anticipated development and growth of the markets for the Company's products, the anticipated growth in the demand for the Company's products, the Company's opportunities to increase sales through, among other things, the development of new markets for the Company's products, the development of new products, the probability of the Company's success in the sale of its products in current or future markets, the potential effect of government regulations, the Company's liquidity and capital requirements and the Company's need for additional working capital. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks that may cause the Company's actual results for future periods to differ materially from management's expectations. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Factors that could cause results to differ materially from the Company's expectations include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the recent shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the LMDS market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's relationship with CT&T and the resulting limitations on the Company's ability to sell certain of its products to third parties; the Company's dependence on the sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the LMDS market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; the Company's dependence on independent sales representatives; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the SEC, news releases and other communications.

                        LOGIMETRICS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item 7.  Consolidated Financial Statements

                                                                         Page

Opinions of Independent Certified Public Accountants                     16, 17

Balance Sheet - June 30, 1997                                              18

Statements of Operations                                                   19
  Years ended June 30, 1997 and 1996

Statements of Stockholders' Equity (Deficiency)                          20, 21
  Years ended June 30, 1997 and 1996

Statements of Cash Flows                                                   22
  Years ended June 30, 1997 and 1996

Notes to Financial Statements                                             23-36

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiaries
Bohemia, New York

We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of income, accumulated deficit and cash flows of mmTech, Inc., a wholly-owned subsidiary, for the year ended October 31, 1996, which statements reflect total revenues constituting 43% of consolidated total revenues for the year ended June 30, 1996. Those financial statements were audited by other auditors whose report (which as to 1996 is qualified because they were unable to perform an opening physical inventory observation, the effect of which, in our opinion, is not material in relation to the consolidated financial statements) has been furnished to us, and our opinion, insofar as it relates to the amounts included for mmTech, Inc. is based solely on the report of such auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from operations, its deficiency in working capital and the stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Jericho, New York
January 5, 1998

INDEPENDENT AUDITORS' REPORT

To the Stockholder of
mmTech, Inc.

We have audited the statements of income, accumulated deficit, and cash flows of mmTech, Inc. for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the physical inventory (stated at $390,868) taken as of October 31, 1995, since that date was prior to our engagement as auditors for the Company.

In our opinion, except for the effects of any adjustments that might have been determined to be necessary in the statements of income, accumulated deficit, and cash flows had we been able to observe the physical inventory taken as of October 31, 1995, the financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of mmTech, Inc. for the year ended October 31, 1996 in conformity with generally accepted accounting principles.

/s/ Reydel, Perier & Neral

REYDEL, PERIER & NERAL, PA
Wall, New Jersey
February 7, 1997


                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997


         ASSETS
              Current Assets
                  Cash (Note 8)                                        $   368,327
                  Accounts receivable, less allowance
                      for doubtful accounts of $150,000                  2,156,464
                  Costs and estimated earnings in excess of
                      billings on uncompleted contracts (Note 4)           785,013
                  Inventories (Note 5)                                   3,349,036
                  Prepaid expenses and other current assets                 89,512
                                                                        ----------
                           Total current assets                          6,748,352

              Equipment and fixtures (net)  (Note 7)                       620,243
              Deferred financing costs                                     216,462
              Other assets                                                  38,443
                                                                        ----------
                  TOTAL ASSETS                                         $ 7,623,500
                                                                       ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              Current liabilities
                  Accounts payable and other accrued expenses          $ 4,975,804
                  Advance payments                                       1,125,907
                  Income taxes payable                                     416,564
                  Current portion of long-term debt (Note 8)             3,193,018
                                                                         ---------
                           Total current liabilities                     9,711,293

              Long term debt                                             1,594,314
                                                                        ----------
TOTAL LIABILITIES                                                       11,305,607
                                                                        ----------
              Commitments (Note 12)
              Stockholders' deficiency  (Notes 8 and 10)
                  Preferred Stock:
                      Series A, stated value $50,000 per share;
                      authorized,  200 shares;  issued and
                      outstanding,  30 shares                              990,564
                  Warrants  (Note 10)                                    1,023,234
                  Common Stock:
                      Par Value $.01;  authorized,
                      100,000,000 shares;  issued and
                      outstanding, 22,391,434 shares                       223,914
                  Additional paid-in capital                             1,644,583
                  Deficit                                               (7,401,452)
                  Stock subscriptions receivable  ( Note 10 )             (162,950)
                                                                        -----------
                  TOTAL STOCKHOLDERS' DEFICIENCY                        (3,682,107)
                                                                        -----------
                  TOTAL LIABILITIES AND
                      STOCKHOLDERS' DEFICIENCY                         $ 7,623,500
                                                                        ==========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     YEAR ENDED JUNE 30,
                                                    1997             1996
                                                    -----            ----
                                                              Restated (Note 2)
Net Revenues                                 $ 11,374,182        $ 8,879,544
Cost and expenses:
     Cost of revenues ( Note 4 )                8,563,694          9,831,316
     Selling, general and
     administrative expenses                    3,520,094          3,211,232
     Research and development                     647,919            628,967
                                                ---------          ---------
     Loss from operations                      (1,357,525)        (4,791,971)
     Interest expense                             763,801            455,741
                                                ----------         ----------
 Loss before income taxes                      (2,121,326)        (5,247,712)
     ( Benefit ) provision for
        income taxes ( Note 9 )                   380,000           (299,000)
                                                ----------       ------------
Net loss                                       (2,501,326)        (4,948,712)
     Preferred stock dividends                    234,164             57,205
                                                ----------       ------------
Net loss attributable
to common shareholders                     $   (2,735,490)     $  (5,005,917)
                                           ===============     ===============

Loss per common
     share ( Note 11 )                     $        (0.12)     $       (0.23)

Weighted average number of common
     shares and equivalents outstanding
     ( Note 10 )                               22,282,361         22,202,754

                 See Notes to Consolidated Financial Statements


                                               LOGIMETRICS, INC.
                                          CONSOLIDATED STATEMENTS OF
                                       STOCKHOLDERS' EQUITY ( DEFICIENCY )

                              Par Value

                           Class A       Class B                  Additional             Stock           Retained    Stockholders'
                           Common        Common     Preferred     Paid-in                Subscriptions   Earnings      Equity
                           Stock         Stock      Stock         Capital      Warrants  Receivable      (Deficit)    (Deficit)

Balance, June 30, 1995
  as previously reported  $  261,060   $  25,000        -       $ 1,949,209       -     $ (177,950)      $ 601,395     $ 2,658,714

Common stock issued
    pursuant to merger
      (Note 3 )            1,924,780         -          -        (1,923,780)      -          -            (216,400)       (215,400)
                           _________     _______      ______    ___________     ______  ___________      __________      ___________
Balance, June 30, 1995
    as restated (Note 3)   2,185,840      25,000        -            25,429       -       (177,950)        384,995       2,443,314
                           _________     _______      ______    ___________     ______  ____________     ___________     ___________
Receipt of stock
    subscription payments     -              -          -              -          -         13,750            -             13,750

Issuance of Warrants
    Series A                  -              -          -              -         11,285      -                -             11,285
    Series B                  -              -          -              -         28,215                                     28,215
    Series C                  -              -          -              -        457,628                                    457,628
    Series D                                                                    509,436                                    509,436
    Series E                                                                     10,000                                     10,000
    Series F                                                                      6,670                                      6,670

Preferred Stock issuance                              990,564                                                              990,564

Conversion of Class B
    Common Stock to Class
     A Common Stock          25,000      (25,000)       -              -           -          -               -               -

Change in par value per
    share from
     $.10 to $.01        (1,989,756)         -          -         1,989,756        -          -               -               -

Exercise of Series D
    Warrants                    943          -          -              -           -          -               -              943

Expenditures relating to
    Preferred Stock
    offering and
    registration
    statement                 -              -          -          (370,602)       -          -               -         (370,602)

Net loss                      -              -          -              -           -          -           (4,948,712) (4,948,712)

Preferred Stock dividends     -              -          -              -           -          -              (57,205)    (57,205)
                          ________      _________      ______       ________    _______     _____          __________  __________

Balance, June 30, 1996      222,027          -        990,564     1,644,583   1,023,234  (164,200)        (4,620,922)   (904,714)
                          ________      _________      ______       ________    _______     _____          __________  __________
Receipt of stock
    subscription payments                                                         1,250                                    1,250

Exercise of Series D
    Warrants                  1,887                                                                                        1,887

Net loss                                                                                                  (2,501,326) (2,501,326)

Change in year end of pooled
    company                                                                                                  (45,040)    (45,040)

Preferred Stock dividends      -             -          -              -           -         -              (234,164)   (234,164)
                        ___________       ________  ________      _________   _________  ________       ____________ ____________
Balance, June 30, 1997  $   223,914      $   -     $ 990,564    $ 1,644,583 $ 1,023,234 $(162,950)      $ (7,401,452)$(3,682,107)
                        ===========       ========  ========     ========== =========== ==========      ============= ===========


(continued)


                                LOGIMETRICS, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)


                                                               Class A               Class B              Preferred
                                                             Common Stock          Common Stock               Stock


       Shares Outstanding

       Balance at June 30, 1995
           As previously reported                            2,610,614                250,000                -

       Common Stock issued pursuant to the merger
       (Note 3)                                              19,247,800                   -                  -

       Balance, June 30, 1995
           As restated (Note 3)                              21,858,414               250,000               -

       Issuance of Preferred
           Stock                                                 -                      -                    30

       Conversion of Class B
           Common Stock to Class A                              250,000              (250,000)                -

       Exercise of Series D
           Warrant                                               94,340                 -                     -

       Balance at June 30, 1996                              22,202,754                 -                    30

       Exercise of Series D Warrants                            188,680                 -                     -

       Balance, June 30, 1997                                22,391,434                 -                    30
                                                             ==========              ========               ======

                 See Notes to Consolidated Financial Statements



                                                 LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED JUNE 30,
                                                                        1997                     1996
                                                                       ------                    ----
                                                                                              Restated (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $   (2,501,326)          $  (4,948,712)
                                                                  ----------------          ---------------

     Adjustments to reconcile net loss to net cash
     provided by ( used for ) operating activities:
     Depreciation and amortization                                       462,861                  198,662
         Allowance for doubtful accounts                                  75,000                   70,500
         Deferred income tax ( benefit )                                     -                   (299,000)
         Increase ( decrease ) in cash from:
              Accounts receivable                                        443,865                  428,080
              Costs and estimated earnings
                  in excess of billings on
                  uncompleted account contracts                          216,750                2,357,220
              Inventories                                               (929,883)                (963,956)
              Prepaid expenses and other
                  current assets                                         134,485                 (124,195)
              Accounts payable and accrued expenses                    1,870,188                  657,427
              Other assets                                               440,282                  564,726
                                                                       ---------                ---------
                      Total adjustments                                2,713,548                2,889,464
                                                                       ---------                ---------
         Net cash provided by ( used for ) operating activities          212,222               (2,059,248)
                                                                       ---------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures                                (159,301)                (139,325)
                                                                       ---------                ---------
         Net cash used for investing activities                         (159,301)                (139,325)
                                                                       ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of debt issuance - net                                     291,003                  568,602
     Proceeds of warrant issuance                                            -                  1,023,234
     Proceeds of preferred stock issuance                                    -                  1,129,398
     Repayment of loans from stockholders                                (5,972)                  (86,032)
     Proceeds from exercise of warrants                                   1,887                       943
     Decrease in stock subscriptions receivable                           1,250                    13,750
     Repayment of debt                                                 (242,010)                 (429,191)
                                                                       ---------                ---------
         Net cash provided by financing activities                       46,158                 2,220,704
                                                                       ---------                ---------
NET INCREASE IN CASH                                                     99,079                    22,131

CASH and CASH EQUIVALENTS, beginning of period                          269,248                   230,991
                                                                       ---------                ---------
CASH and CASH EQUIVALENTS, end of period                            $   368,327                $  253,122
                                                                     ===========               ==========

                 See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1997 AND 1996

1.       Description of Business and Summary of Significant Accounting Policies

a.       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). All intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company have been prepared to give retroactive effect to the business combination with mmTech (Note 3) which occurred on April 25, 1997 and has been accounted for as a pooling of interests.

b.       Revenue Recognition

Revenues related to products with short-term production cycles are recognized when the products are shipped. The Company reports revenues from the sale of products which have production cycles longer than three months on the percentage-of-completion method for financial reporting purposes. Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

e.       Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

g.        Long-Lived Assets

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires the review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of an asset may not be recoverable. The adoption of Statement 121 did not have a material effect on the consolidated financial statements of the Company.

h.       Fair Value of Financial Instruments

At June 30, 1997, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

i.       Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the lives of the related obligations.

j.       Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform with 1997 presentation.

2.       Financial Condition and Liquidity

On March 7, 1996, LogiMetrics was recapitalized and new management was brought in to lead a restructuring of the company's operations (the "Restructuring"). The primary objective of the Restructuring was to redirect LogiMetrics' focus toward the higher value-added, broad band wireless communications market. Consistent with this focus, on April 25, 1997, a subsidiary of LogiMetrics merged into mmTech, a manufacturer of broad band wireless communications equipment. (The merger is further discussed in note 3.) As a result of the change in focus, the merger and other operating inefficiencies preceding the change in control, operations for the fiscal years ended June 30, 1997 and 1996, have been significantly impacted.

As shown in the financial statements, during the years ended June 30, 1997 and 1996 the Company incurred net losses of $2,501,326 and $4,948,712, respectively, and, at June 30, 1997, the Company's current liabilities exceeded its current assets by $2,962,941, while its total liabilities exceeded its total assets by $3,682,107. The net losses have caused the Company to be in default with respect to certain covenants contained in the Company's debt instruments. While the Company has currently obtained waivers covering such defaults (such defaults and related waivers are more fully discussed in note 8), there can be no assurance that the holders of such debt will agree to new waivers, if necessary, once the original waivers expire.

The  Company  has  not  paid  any  dividends  on  its  Series  A 12%  Cumulative
Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Preferred Stock"), which have accumulated in the amount of approximately $380,000 through December 12, 1997. Additionally, as of December 12, 1997, the Company is past due in payments to vendors in an amount of approximately $1,800,000.

Recognizing the need for additional resources to fund the Company's anticipated operating shortfalls, management has entered into discussions with investment bankers and other consultants to assist with identifying and pursuing additional funding sources. In relation to these efforts, during the years ended June 30, 1997 and 1996, the Company raised approximately $3.0 million from the private sale of convertible debentures, convertible preferred stock and warrants. Through December 12, 1997 the Company raised approximately an additional $3.4 million through the private issuance of convertible debentures and warrants; and on December 31, 1997, the Company sold approximately $2.6 million of notes receivable for approximately $2.4 million in cash (refer to note 16 for further information). While management expects that the continuing efforts of the investment bankers and other consultants will result in the identification of new financing sources, no assurance can be given that the Company will be successful in raising capital.

Based upon the above information, the Company's financial statements for the year ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financial agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. If the Company is unable to generate sufficient cash

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flows from operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail further its marketing, development or operations, and may be unable to continue as a going concern.

3.       Acquisition

On April 25, 1997, a wholly owned subsidiary of LogiMetrics merged into mmTech, pursuant to which LogiMetrics issued 19,247,800 shares of its common stock, par value $0.01 per share (the "Common Stock"), to Mr. Charles S. Brand, the sole stockholder of mmTech. mmTech is primarily engaged in the design, development, manufacturing and sale of telecommunications equipment used in Local Multipoint Distribution Service ("LMDS") systems that deliver wireless video, telephone and data signals. The acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of mmTech for all periods presented. The accompanying consolidated financial statements for the year ended June 30, 1997 include the operations of mmTech on a common fiscal year. The accompanying consolidated financial statements for the year ended June 30, 1996 include the operations of mmTech for the fiscal year ended October 31, 1996. Accordingly, as a result of conforming fiscal years, mmTech=s net income for the period July 1, 1996 through October 31, 1996 of $45,040 is included twice in the accompanying consolidated statements of operations for the fiscal years ended June 30, 1997 and 1996, and has been included as an adjustment to consolidated accumulated deficit. Included in the operating results of the Company for the year ended June 30, 1997 are approximately $3,600,000 of revenues and approximately $400,000 of net income of mmTech prior to the date of acquisition. Because the acquisition was accounted for as a pooling of interests, acquisition expenses of $135,000 have been charged against results of operations in the year ended June 30, 1997.

The following is a reconciliation of certain restated amounts with amounts previously reported for 1996:

     Revenues:
     As previously reported                                       $ 5,038,193
     Effect of mmTech pooling of interests                          3,841,351
                                                                  -----------
     As restated                                                  $ 8,879,544
                                                                  -----------

     Net income (loss):
     As previously reported                                       $(5,196,067)
     Effect of mmTech pooling of interests                            190,150
                                                                  -----------
     As restated                                                 $ (5,005,917)
                                                                  ------------

     Net income (loss) per share:
     Primary:
     As previously reported                                      $      (1.82)
     Effect of mmTech pooling of interests                               1.59
                                                                  -----------
     As restated                                                 $      (0.23)
                                                                  -----------


4.   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at June 30, 1997:

       Costs and estimated earnings                                $1,235,707

       Less:    Estimated loss upon completion                       (293,094)
                Progress billings                                    (157,600)
                                                                    ----------

                                                                   $  785,013
                                                                    =========

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Inventories

Inventory consists of the following at June 30, 1997:

                Raw material and components                       $1,573,727
                Work-in-progress                                   1,211,598
                Finished goods                                       563,711
                                                                   __________
                                                                  $3,349,036
                                                                  ==========
6.       Supplementary Information - Statement of Cash Flows

                Cash paid during the period for:

                                                          Year ended June 30,

                                                         1997             1996
                                                         ----             ----

                Interest                               $359,214       $331,356
                Income taxes                           $ -0-           $ 9,931

              Non-cash investing and financing activities during the period for:

                                                         Year ended June 30,

                                                         1997             1996
                                                         ----             ----
                Machinery and equipment
                  purchased under capital lease       $117,685        $ 107,686


7.       Equipment and Fixtures

Equipment and fixtures, at cost, are summarized as follows at June 30, 1997:

                Machinery and equipment                           $2,434,271
                Furniture and fixtures                               141,115
                Leasehold improvements                               179,562
                                                                  ----------
                                                                   2,754,948
                Less: accumulated depreciation and amortization   (2,134,705)
                                                                  -----------
                                                                  $  620,243
                                                                  ==========

8.       Long-Term Debt

Long-term debt consists of the following at June 30, 1997:

         Notes payable to Bank                      $2,375,961
         Senior debentures                           1,500,000
              Less:  Discount at issuance             (457,628)
              Plus:  Amortization of discount          214,515
         Subordinated debentures                       300,000
         Notes payable - officer (Note 15)             623,086
         Notes payable - other                          45,000
         Capital lease obligations                     186,398
                                                    ----------
                                                     4,787,332
              Less: current portion                 (3,193,018)
                                                    ----------
                                                     1,594,314
                                                    ==========

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Debentures and Series A and Series B Warrants

On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consisted of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series A. For managing the financing, Common Stock Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per share, with an exercise price of $0.25 per share.

Subsequently, on March 7, 1996, in connection with the Restructuring, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants", respectively). Refer to Note 10c for a further discussion of the Series A Warrants and Series B Warrants.

At June 30, 1997, accrued interest on the Subordinated Debentures totaled approximately $79,000. The principal was payable in one balloon payment on July 14, 1997. On that date, the holders of the Subordinated Debentures converted all of the Subordinated Debentures into an aggregate of 1,200,000 shares of Common Stock. All accrued interest on the Subordinated Debentures was paid on August 29, 1997.

North Fork Bank Credit Facilities

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures April 30, 1998, pursuant to which the Company is entitled to draw up to $2,200,000 assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). The Term Loan and the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1997, the Bank's prime rate was 8.5%. As a result of the Company's losses during fiscal 1997, as of June 30, 1997, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter beginning with the quarter ended June 30, 1997 (the "Net Income Covenant"). Additionally, as of October 28, 1997, the Company was in violation of a covenant contained in the Facility which required the Company to deliver audited financial statements for the fiscal year ended June 30, 1997, and as of November 14, 1997, the Company was in violation of a covenant contained in the Facility requiring the Company to deliver to the Bank financial statements for the fiscal quarter ended September 30, 1997 (these covenants are collectively referred to herein as the "Reporting Requirement Covenants"). The Bank has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997 and September 30, 1997. The Bank has also waived the Reporting Requirement Covenants defaults until February 28, 1998.

Senior Debentures and Series C Warrants

In connection with the Restructuring, the Company and Cerberus Partners, L.P. ("Cerberus") entered into a Unit Purchase Agreement, dated March 7, 1996 (the "Unit Purchase Agreement"), pursuant to which the Company issued to Cerberus 30 Units (the "Units"), each Unit consisting of $50,000 in aggregate principal amount of the Company's 12% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Senior Debentures") and a Common Stock Purchase Warrant Series C (the "Series C Warrants") to purchase 84,746 shares of Common Stock for $.01 per share at any time prior to March 7, 2003. The Company allocated the $1,500,000 proceeds between the Senior Debentures and the Series C Warrants based upon their estimated fair value as of March 7, 1996. On July 29, 1997, the Senior Debentures were exchanged for the Amended and Restated Class B 13% Convertible Senior Subordinated Debentures due July 29, 1999 (the "Class B Debentures").

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Each Class B Debenture is convertible into 84,746 shares of Common Stock. The Class B Debentures were senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. As a result of the exchange of the Senior Debentures for the Class B Debentures, the principal is payable on the Class B Debentures in one balloon payment due July 29, 1999.

The Class B Debentures contain financial covenants identical to those contained in the Facility. Accordingly, as of June 30, 1997, the Company was in default in respect of the Net Income Covenant contained in the Class B Debentures to the same extent as under the Facility. Additionally, as of October 28, 1997 and November 14, 1997, the Company was in default of the Reporting Requirement Covenants to the same extent as under the Facility. The holder of the Class B Debentures has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, and has waived the Reporting Requirement Covenants defaults until February 28, 1998. Pursuant to the terms of the Class B Debentures, the Company is required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. The Company has not yet filed the registration statement. As a result, effective October 28, 1997 the interest rate on the Class B Debentures was increased by 1-1/2% per annum pursuant to their terms. Unless the Company complies with its registration obligations, the interest rate on the Class B Debentures will continue to increase (subject to a maximum interest rate of 17% per annum). The holder of the Class B Debentures has the right to declare all amounts thereunder due and payable if the registration statement is not declared effective by the SEC on or prior to April 25, 1998. The holder of the Class B Debentures has waived until February 28, 1998 any default arising as a result of the Company's failure to file the required registration statement.

      Principal payments due on all long-term debt consist of the following:

         Fiscal year ending June 30, 1998           $3,193,018
         Fiscal year ending June 30, 1999            1,568,231
         Fiscal year ending June 30, 2000               14,505
         thereafter                                     11,578
                                                    ----------
                                                    $4,787,332
                                                    ==========

9.    Income Taxes

      The provision for (benefit from) income taxes consists of the following:


     Year Ended June 30, 1997               Federal       State       Total

         Current                         $  272,000     $108,000    $  380,000
         Deferred                        (1,330,000)    (307,000)   (1,637,000)
         Valuation Allowance              1,330,000      307,000     1,637,000
                                         ---------------------------------------
                                         $  272,000     $108,000    $  380,000
                                         ======================================

     Year Ended June 30, 1996               Federal       State       Total

         Current                               -            -            -
         Deferred                       $(1,476,000)        -       $(1,476,000)
         Valuation Allowance              1,177,000         -         1,177,000
                                        ----------------------------------------
                                        $  (299,000)        -       $  (299,000)
                                        ========================================

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is a summary of deferred tax assets as of June 30, 1997:

        Current Deferred Taxes:
           Costs in excess of deferred revenue                 $   328,000
           Inventory Reserves                                      356,000
           Accounts Receivable                                      63,000
           Accrued Expenses                                         70,000
                                                               -----------
      Total Current                                                817,000
                                                               -----------
      Non-Current Deferred Taxes:
           Depreciation                                             18,000
           NOL Carry-forward                                     2,553,000
                                                                 ---------
           Non-Current                                           2,571,000
                                                                 ---------
      Total Deferred Tax Assets                                  3,388,000

      Valuation Allowance                                       (3,388,000)
                                                                ----------
      Net Deferred Tax Assets                                   $      -
                                                                ===========

The Company's effective tax rate differs from the anticipated federal statutory rate. A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                                        % of Pretax Earnings
                                                        Years Ended June 30,
                                                        1997        1996

                 Federal statutory tax rate             (34.0)%       (34.0)%
                 Permanent difference                     1.3           -
                 Net operating loss not producing
                  a current tax benefit                  32.7          28.3
                 Federal and state taxes
                  related to the earnings
                  of mmTech:
                                        State             3.4            -
                                        Federal          12.8           1.4
                      Utilization of net operating
                       loss carry-forward                 -            (1.4)
                      Other                               1.7            -
                                                        ------         ----
                               Final provision           17.9%         (5.7)%
                                                        ======         =====

10. Stockholders' Deficiency

a.  Common and Preferred Stock

In August 1995, all 250,000 outstanding shares of Class B common stock were converted to Common Stock.

In March 1996, the Company's Certificate of Incorporation was amended. Among other things, the authorized common stock of the Company was increased from 7,000,000 shares of Class A common stock, par value $.10 per share, to 35,000,000 shares of Common Stock. The appellation "Class A" was eliminated from the common stock, since there were no longer any shares of Class B common stock outstanding. In addition, the Company's Certificate of Incorporation was amended to authorize 200 shares of Preferred Stock.

In May 1997, the Company's Certificate of Incorporation was amended. Among other things, the authorized Common Stock of the Company was increased from 35,000,000 shares of Common Stock to 100,000,000 shares of Common Stock. As of June 30, 1997, the Company had outstanding 22,391,434 shares of Common Stock and 30 shares of Preferred Stock. In addition, as of June 30, 1997, the Company had 20,312,980 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date. As of December 12, 1997, the Company had outstanding 25,601,814 shares of Common Stock and 28 shares of Preferred Stock. In addition, as of December 12, 1997, the Company had 32,960,109 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock and Series D Warrants

On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Preferred Stock and one Common Stock Purchase Warrant, Series D (the "Series D Warrants"). Each share of Preferred Stock is convertible into 94,340 shares of Common Stock. Each Series D Warrant entitles the holder thereof to purchase 94,340 shares of Common Stock at $.01 per share at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights. The Company allocated the $1,500,000 received between the Preferred Stock and the Series D Warrants based upon their estimated fair value as of March 7, 1996.

Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to all the dividend payments due until December 12, 1997, the Board of Directors has elected to defer payment until the Company has sufficient cash for that purpose. Pursuant to the terms of the Preferred Stock and the Series D Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the conversion of the Preferred Stock and the exercise of the Series D Warrants. The Company has not yet effected such registration.

The accumulated amount of dividends due on the Preferred Stock as of December 12, 1997 is approximately $380,000. As a result of the Company's failure to effect the registration rights of the holders of the Preferred Stock, the dividend rate on the Preferred Stock increased to 17% per annum effective March 4, 1997. Until the Company complies with its registration obligations, the dividend rate will remain at 17% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

b.  Stock Options

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" the Company=s net loss attributable to common shareholders and net loss per share would have increased to the pro forma amounts indicated below:

                                                   1997
                                            As                Pro
                                            Reported          Forma
Net loss attributable to
 common shareholders                        $(2,735,490)      $(3,321,825)
Net loss per share                          $(.12)            $(.15)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants. The weighted average fair value of options granted during fiscal 1997 was $0.55 per share.

                                               1997
Dividend yield                                     0%
Expected volatility                            100.0%
Risk-free interest rate                         6.22%
Expected option lives, in years                    5

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LogiMetrics, Inc. 1997 Stock Compensation Program

In May 1997, the Company adopted the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") which authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). A total of 4,000,000 shares of Common Stock are reserved for issuance in connection with the Stock Compensation Program, of which up to 3,850,000 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan.

In the event that an option or award granted under the Stock Compensation Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Stock Compensation Program. The Company will receive no consideration for grants of options or awards under the Stock Compensation Program.

A summary of the status of the Stock Compensation Program at June 30, 1997 is presented below:

                                                                    Weighted
                                                       Weighted     Average
                                        Shares         Average      Remaining
                                        Underlying     Exercise     Contractual
                                        Options        Price        Life

Outstanding at beginning of year           -              -             -
Granted                                2,798,800          .55         10 Years
Exercised                                  -              -
Forfeited                                  -              -
                                      -----------

Outstanding at end of year             2,798,800      $   .55
                                       =========       ======

Exercisable at end of year             1,442,935      $   .55         10 Years
                                       ==========     ========

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Stock Option Grants

In May 1996, the Board of Directors granted non-qualified stock options to an officer of the Company to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share, exercisable at any time on or prior to March 7, 2003.

In March 1996, the Board of Directors granted non-qualified stock options to a former officer to purchase 1,000,000 shares of Common Stock at exercise prices ranging from $.40 per share to $3.40 per share. Subsequently, on September 14, 1996, in connection with a settlement agreement with the former officer, the grant was reduced to a total of 225,000 shares of Common Stock at $.40 per share.

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
                                                                    =======

In May 1994, the Board of Directors granted non-qualified stock options to two officers to each purchase 300,000 shares of Common Stock at the fair market value of $.10 per share. These options were exercisable in whole or in part at any time until December 31, 1998. During the year ended June 30, 1995, each officer exercised options for 100,000 shares of Common Stock. During the year ended June 30, 1996, each officer agreed to terminate options for 100,000 shares of Common Stock. At June 30, 1997, the balance of these exercisable options equaled 100,000 shares of Common Stock for each of the two former officers.

c.  Warrants

As of June 30, 1997, the Company had outstanding several series of warrants.

The Series A Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1997 were exercisable for an aggregate of 600,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series A Warrants expire on July 15, 2002.

The Series B Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1997 were exercisable for an aggregate of 1,500,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series B Warrants expire on July 15, 2002.

The Series C Warrants were issued in March 1996 in connection with the issuance of the Senior Debentures and as of June 30, 1997 were exercisable for an aggregate of 2,542,380 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series C Warrants expire on March 7, 2003.

The Series D Warrants were issued in March 1996 in connection with the issuance of the Preferred Stock and as of June 30, 1997 were exercisable for an aggregate of 2,547,180 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series D Warrants expire on March 7, 2003.

The Common Stock Purchase Warrants, Series E (the "Series E Warrants") were issued in March 1996 in connection with a consulting agreement and as of June 30, 1997 were exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.40 per share (subject to adjustment in certain circumstances). The Series E Warrants expire on March 7, 2003.

The Common Stock Purchase Warrants, Series F (the "Series F Warrants") were issued in May 1996 to certain directors, officers and other related parties as compensation for services performed and as of June 30, 1997 were exercisable for an aggregate of 667,040 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series F Warrants expire on March 7, 2003.

The Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants and Series F Warrants are referred to herein collectively as the "Warrants". Pursuant to the terms of the Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the exercise of the Warrants. The Company has not yet effected such registration.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

d.  Stock Subscriptions Receivable

As of June 30, 1997, two former officers of the Company owed the Company $106,350 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. During the year ended June 30, 1997, $1,250 was paid to the Company by one of the former officers.

e.  Registration Rights

Under the terms of the Class B Debentures, the Preferred Stock, the Warrants, and the options granted to an officer of the Company, the Company was obligated to effect the respective holders' registration rights within 90 days after issuance. The Company has not yet complied with these obligations.

11.  Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the years presented. The loss per share calculations for 1997 and 1996 do not give effect to common stock equivalents because they would have an antidilutive effect.

12.  Commitments

a.   Lease Agreements

The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 1997 were as follows:

         Fiscal year ending June 30, 1998           $  285,827
         Fiscal year ending June 30, 1999              284,625
         Fiscal year ending June 30, 2000              230,523
         thereafter                                     13,320

b.   Employment Agreements

In connection with the merger with mmTech in April 1997, the Company entered into five-year employment agreements with two officers of the Company, which provide for base compensation totaling $350,000, subject to periodic increases at the discretion of the Company's Board of Directors. The agreements also provide for certain life insurance and severance benefits.

13.  Major Customers

One customer accounted for 54% and 41% of revenues, for the years ended June 30, 1997 and 1996, respectively.

Sales to foreign customers by geographic location, as a percentage of total revenues, were as follows:

                    Years ended June 30,               1997               1996
                    ---------------------------        ----               ----
                    Asia                                16%                34%
                    Canada                              11                  2
                    Europe                               9                  5
                                                       ----               ---
                                                        36%                41%
                                                       ====               ====

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Pension Plan

The Company had two separate defined contribution plans covering eligible full-time employees as of June 30, 1997. Participation in each plan is voluntary and participants may contribute up to 15% of their compensation, subject to federal limitations. The Company, at its discretion, can make matching contributions to the LogiMetrics, Inc. Employees 401(k) Savings Plan (the "LogiMetrics Plan"). For the years ended June 30, 1997 and 1996, the Company has made no matching contribution to the LogiMetrics Plan. The mmTech, Inc. 401(k) Plan and Trust (the "mmTech Plan") provides for a Company match of 5% of participant contributions, plus a discretionary amount based on profitability. Discretionary Company contributions are vested ratably over a 6-year period. Company contributions for the year ended June 30, 1997 totaled $2,823 under the mmTech Plan. The Company made no discretionary contributions to the mmTech Plan in the fiscal year ended June 30, 1997.

15.      Certain Relationships and Related Party Transactions

In July 1995, the Company sold to SFM Series B Warrants to purchase 1,500,000 shares of Common Stock, at a price of $.02 per share, with an exercise price of $0.25 per share, in connection with obtaining financing for the Company. Alfred Mendelsohn and Lawrence I. Schneider, former directors of the Company, were principals in SFM. Mark B. Fisher, a director of the Company, was also a principal in SFM.

In December 1995, the Company entered into a consulting agreement with two companies, SFM and Phipps, Teman & Company, L.L.C. ("PTCO"), for services to be rendered in obtaining additional financing for the Company. SFM and PTCO were granted Series E Warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share any time prior to March 7, 2003. SFM and PTCO also were subsequently paid fees of $87,500 and $216,377, respectively, when the financing was provided in March 1996. Norman M. Phipps, a director of the Company, and Wade Teman, a former officer of the Company, are principals in PTCO.

In May 1996,  a former  director  of the  Company,  Lawrence I.  Schneider,  was elected Chairman of the Executive Committee for a five-year term. As compensation, he was paid $100,000, in June 1996. Mr. Schneider resigned as a director in November 1996.

During the fiscal year ended June 30, 1996, the Company paid Orbitrex International, Inc. ("Orbitrex"), whose President is Alfred Mendelsohn, a former director of the Company, $71,000 for business development services provided to the Company. Additionally, the Company granted Mr. Mendelsohn Series F Warrants to purchase 100,000 shares of Common Stock at $.50 per share.

In June 1997, the Company entered into a consulting agreement with Orbitrex. Under the consulting agreement, Orbitrex agreed to provide certain services in connection with product development and international marketing opportunities. Under the consulting agreement, Orbitrex is entitled to receive payments aggregating $60,000, payable in monthly installments on or prior to April 30, 1998. In the consulting agreement, Orbitrex agreed to certain confidentiality, non-competition and intellectual property covenants.

In July 1997, Mr. Phipps purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). The Phipps Note does not bear interest, has no fixed maturity date, and is secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note will automatically be forgiven upon the occurrence of a "Change in Control Event" (as defined in the Phipps Note). The Phipps Note will become due and payable upon the occurrence of certain events, including a sale or other disposition by Mr. Phipps of the shares of Common Stock or the termination of Mr. Phipps' employment as a result of a "Termination for Cause" (as defined in the Phipps Note). If Mr. Phipps' employment terminates, other than as a result of a Termination for Cause or a "Without Cause Termination" (as defined in the Phipps Note), the Phipps Note will become payable in 60 monthly installments. The Company has agreed to make certain payments to Mr. Phipps in respect of certain federal income tax consequences which may result from the terms of the Phipps Note.

Prior to its acquisition by the Company, Mr. Brand, the Company's Chairman and Chief Executive Officer, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $649,150, and $623,086 in such advances were outstanding at June 30, 1997. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum. The Company also agreed that, subject to its cash flow requirements, it would use its best efforts to repay up to $300,000 of such advances on or before September 30, 1997 and that the remaining advances

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would be repaid at a rate of $50,000 per month, commencing in October 1997. As of December 12, 1997, the Company has paid Mr. Brand $200,000 pursuant to the arrangements described above.

Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC currently sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $33,312 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $230,686 during the fiscal year ended June 30, 1997 and $154,850 during the fiscal year ended June 30, 1996.

Certain holders of the Company's securities, including directors, officers and beneficial owners of more than 5% of the Common Stock are entitled to certain registration rights with respect to securities of the Company held by them.

16.      Subsequent Events

In July 1997 the Company entered into a Purchase Agreement (the "Purchase Agreement") with a group of institutional investors (the "Purchasers"), including certain entities affiliated with Mark B. Fisher, a director of the Company. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Purchasers $2,750,000 in aggregate principal amount of the Company's Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at an exercise price of $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at an exercise price of $1.125 per share, for a total purchase price of $3,352,500. Pursuant to the terms of the Purchase Agreement, the Purchasers have the right, at any time prior to July 28, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option").

In connection with the transactions contemplated by the Purchase Agreement, the Purchasers, the Company and Charles S. Brand entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Brand agreed to certain restrictions on his ability to sell his shares of Common Stock. Pursuant to the terms of the Stockholders Agreement, the size of the Board of Directors was increased to seven members and the Purchasers received the right to appoint three directors. In the event that the Purchase Option is exercised in full, the number of directors will be increased to eight, and the Purchasers will have the right to appoint an additional director. At any time that the Purchasers are entitled to appoint at least four directors, at either the request of Mr. Brand or the Purchasers, the size of the Board will be further increased by one and Mr. Brand and the Purchasers will have the right to mutually select an independent director to fill the resulting vacancy. Further, in the event that Cerberus (or any subsequent holder of the Class B Debentures) exercises its right under the Unit Purchase Agreement to designate a member of the Board of Directors, the number of directors will be increased by two, the holder of the Class B Debentures will have the right to appoint one director and Mr. Brand and the Purchasers will have the right to appoint an additional independent director.

Pursuant to the terms of the Stockholders Agreement, Mr. Brand has appointed himself, Dr. Brand, Mr. Carreras and Mr. Phipps and the Purchasers have appointed Messrs. Fisher, Garcia and Thompson as directors of the Company. To facilitate the recomposition of the Board of Directors, Mr. Mendelsohn resigned as a director of the Company effective upon the closing of the transactions contemplated by the Purchase Agreement.

Under the terms of the Stockholders Agreement, the parties agreed to cause (i) the Executive Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and one director designated by the Purchasers,
(ii) the  Audit  Committee  of the Board of  Directors  to be  comprised  of two directors designated by Mr. Brand and two directors designated by the Purchasers, and (iii) the Compensation Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and two directors designated by the Purchasers. In the event that the Purchase Option is exercised in full, the Purchasers will have the right to designate a second director to serve on the Executive Committee of the Board of Directors.

Pursuant to the terms of the Stockholders Agreement, an ad hoc committee of the Board of Directors is to be formed to search for a permanent successor to Mr. Brand as the Company's Chief Executive Officer. Mr. Brand has the right, in his sole discretion, to approve any such

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

successor. Under the terms of the Stockholders Agreement, the successor Chief Executive Officer will be treated as a director designated by Mr. Brand and will be entitled to serve as a member of the Executive Committee of the Board of Directors (which will be further increased in size to permit such appointment). As of December 12, 1997, the ad hoc committee had not yet been formed.

Under the terms of the Stockholders Agreement, the holders of a majority of the shares of Common Stock beneficially owned by the Purchasers have the right, subject to certain limitations, to cause the Company to enter into a "Company Sale". A Company Sale is defined to include (i) a sale of all or substantially all of the assets of the Company (other than to certain affiliates), (ii) a merger, consolidation, share exchange or other similar transaction in which the holders of the Company's voting stock receive less than 50% of the voting power of the surviving entity, (iii) a sale, disposition or issuance of shares of voting stock of the Company in which a person or entity (other than a party to the Stockholder Agreement or its affiliates) acquires 50% or more of the total voting power of the Company, and (iv) the formation of certain partnerships, joint ventures and other strategic alliances involving the sale or transfer of all or substantially all of the assets of the Company to a third party.

The Stockholders Agreement terminates upon the earliest to occur of (i) the written consent of the holders of a majority of the shares of Common Stock beneficially owned by the Purchasers and the holders of a majority of the shares of Common Stock then beneficially owned by Mr. Brand and certain transferees,
(ii) Mr. Brand and certain transferees, as a group, or the Purchasers, as a group, becoming the beneficial owners of less than 10% of the outstanding Common Stock (determined on a fully-diluted basis), or (iii) upon the consummation of a Company Sale in accordance with the terms of the Stockholders Agreement.

MBF Capital Corporation ("MBF"), an entity controlled by Mark B. Fisher, a director of the Company, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of the Class A Debentures, Series G Warrants, Series H Warrants, and Series I Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matures on July 29, 2000 and bears interest (compounded annually) at a rate of 6.07% per annum, which is payable at maturity. The MBF Note is secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note will become immediately due and payable upon the occurrence of certain events, including a sale or other disposition by MBF of the Series G Warrants purchased by it or the consummation of a Company Sale (as defined in the Stockholders Agreement).

On December 31, 1997, the Company sold without recourse approximately $2.6 million of notes receivable for approximately $2.4 million cash.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act by the Company

(a) The following table sets forth certain information regarding the Company=s executive officers and directors as of December 12, 1997.

Name                                Age               Position

Charles S. Brand (1)                58                Chairman of the Board and Chief Executive Officer
Norman M. Phipps (1)                37                President, Chief Operating Officer
                                                      and Director
Russell J. Reardon                  47                Senior Vice President-Finance and
                                                      Administration, Treasurer and Secretary
Frank A. Brand (2)(3)               73                Director
Jean-Francois Carreras (2)(3)       47                Director
Mark B. Fisher                      38                Director
Francisco A. Garcia (2)(3)          46                Director
Kenneth C. Thompson (1)(2)(3)       50                Director

(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.


Charles S. Brand. Mr. Brand has served as the Chairman of the Board and Chief Executive Officer of the Company since April 1997. Since February 1994, Mr. Brand has been the President of mmTech, which was acquired by the Company in April 1997. Prior to founding mmTech, Mr. Brand was the founder and President of Trontech, Inc., a manufacturer of wireless equipment for the cellular and PCS markets. Mr. Brand has been involved in the development of LMDS systems and architecture for over ten years. Mr. Brand is the nephew of Dr. Frank A. Brand.

Norman M. Phipps. Mr. Phipps has served as the President and Chief Operating Officer of the Company since April 1997. From May 1996 to April 1997, Mr. Phipps, served as Chairman of the Board and Acting President. Mr. Phipps has served as a principal of Phipps, Teman & Company L.L.C. (APTCO@), a private investment firm, since August 1993. From January 1991 to July 1993, Mr. Phipps was Managing General Partner of CP Capital Partners, a private investment firm. Mr. Phipps is a director of Avery Communications, Inc.

Russell J. Reardon. Mr. Reardon has served as the Senior Vice President-Finance and Administration of the Company since April 1996 and as Secretary since May 1996. From October 1995 to April 1996, he served as Executive Vice President of On Hold Productions, Inc., a telephone services and production firm. From February 1991 to October 1995, he served as Chief Financial Officer of Faulding, Inc., a generic pharmaceutical company.

Dr. Frank A. Brand. Dr. Brand has been a director in the Company since April 1997. Since 1991, Dr. Brand has been a private investor and consultant. Prior to his retirement in 1991, Dr. Brand held several senior management positions with M/A-COM, Inc., a major manufacturer of telecommunications products and systems, including Chief Technical Officer, Chief Operating Officer and Acting Chief Executive Officer. Dr. Brand is a Life-Fellow of the Institute of Electrical and Electronic Engineers, a Fellow of Polytechnic University and a member of the Engineering Dean=s Council at UCLA.

Jean-Francois Carreras. Mr. Carreras has been a director of the Company since April 1997. Since October 1994, Mr. Carreras has been a partner in the Paris law firm of Sokolow, Dunaud, Mercadier and Carreras. From October 1994 to July 1995, Mr. Carreras was also a partner in the law firm of Arent, Fox, Kintner, Plotkin & Kahn. Prior thereto, until October 1994, Mr. Carreras was a partner in the law firm of Coudert Brothers. Mr. Carreras is a French citizen.

Mark B. Fisher. Mr. Fisher is the President of MBF Capital Corporation, Inc. ("MBF"), a firm that invests in and advises technology driven companies. From 1990 to 1996, Mr. Fisher served as a principal of Alex. Brown & Sons, Inc.(now, BT Alex. Brown).

Francisco A. Garcia. Mr. Garcia has been a director of the Company since July 1997. From 1987 to December 1997, Mr. Garcia has served as Chairman of the Board of Neptune Management Company, Inc., a manager of funds and accounts investing in distressed securities, obligations and consumer receivables. Since 1991, Mr. Garcia has also served as President of Nethuns, Inc., a firm engaged in financial advisory, consumer finance and investment activities. Mr. Garcia is a Spanish citizen.

Kenneth C. Thompson. Mr. Thompson has been a director of the Company since July 1997. Since April 1997, Mr. Thompson has been a private investor and consultant. Prior to April 1997, Mr. Thompson held several senior management positions with Glenayre Electronics, Inc., including President of the Voice and Data Technologies Group and Executive Vice President - Sales and Marketing. Glenayre is a manufacturer of infrastructure equipment for the paging and cellular industry.

Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified.

The Company currently does not regularly compensate directors for their service to the Company. However, directors are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company.

Dr. Brand, Mr. Fisher and Mr. Thompson provide consulting services to the Company and receive or will receive certain fees and/or options to purchase the Company's Common Stock in connection therewith. See "Employment Agreements and Compensation Arrangements."

Pursuant to the terms of the Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 5,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. See "1997 Stock Compensation Program."

Right to Designate Directors; Changes in Control

In connection with the March 1996 recapitalization of the Company (the "Restructuring"), the Company and Cerberus Partners, L.P. ("Cerberus") entered into a Unit Purchase Agreement, dated March 7, 1996 (the "Unit Purchase Agreement"), pursuant to which the Company issued to Cerberus 30 Units (the "Units"), each Unit consisting of $50,000 in aggregate principal amount of the Company's 12% Senior Subordinated Convertible Debentures due December 31, 1998 (subsequently exchanged for the Class B Debentures) and a Common Stock Purchase Warrant Series C (the "Series C Warrants") to purchase 84,746 shares of Common Stock. Pursuant to the terms of the Unit Purchase Agreement, Cerberus currently has the right to require the Company to increase the size of the Board of Directors by one person and to designate a person to fill the vacancy created by such increase. Cerberus has not exercised its right to designate a director.

To assist the Company in effecting the Restructuring, the Company retained PTCO and SFM Group, Ltd. ("SFM") pursuant to the terms of a consulting agreement, dated December 20, 1995 (the "Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, among other things, Murray H. Feigenbaum, a former President of the Company, and Jerome Deutsch, a former Executive Vice President of the Company, granted irrevocable proxies to PTCO and SFM to vote the shares of Common Stock owned by them at that time on certain matters, including the election of directors (the "Voting Rights"). Under the terms of the Consulting Agreement, PTCO had the right to elect three directors and SFM had the right to elect two directors. Accordingly, since Mr. Feigenbaum and Mr. Deutsch owned more than 50% of the Common Stock then outstanding, PTCO and SFM were deemed to have acquired control of the Company at that time. In connection with the acquisition of mmTech, PTCO and SFM irrevocably waived their rights under the Consulting Agreement to appoint directors and to exercise the Voting Rights. SFM is no longer in existence and its principals, which included Alfred Mendelsohn and Lawrence I. Schneider, former directors of the Company, and Mark B. Fisher, a director of the Company, have succeeded to its rights under the Consulting Agreement and the proxy arrangements referenced above.

Pursuant to the terms of the Agreement and Plan of Merger, dated December 18, 1996, as amended (the "Merger Agreement"), among the Company, mmTech, a wholly owned subsidiary of the Company ("Merger Sub"), and Charles S. Brand, Merger Sub merged with and into mmTech (the "Merger") and mmTech became a wholly owned subsidiary of the Company. Pursuant to the Merger, each outstanding share of mmTech common stock was converted into 192,478 shares of Common Stock, resulting in the issuance of a total of 19,247,800 shares of Common Stock to Mr. Brand. Upon consummation of the Merger, Mr. Brand became the Chairman and Chief Executive Officer of the Company and its largest stockholder. Accordingly, upon consummation of the Merger, Mr. Brand acquired control of the Company. At that time, Norman M. Phipps, previously the Chairman and Acting President of the Company, became the President and Chief Operating Officer of the Company. Following the Merger, the Company's Board of Directors was reconstituted to consist of Mr. Brand, Dr. Frank A. Brand, Jean-Francois Carreras, Alfred Mendelsohn and Mr. Phipps.

In July 1997 the Company entered into a Purchase Agreement (the "Purchase Agreement") with a group of institutional investors (the "Purchasers"), including certain entities affiliated with Mark B. Fisher, a director of the Company. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Purchasers $2,750,000 in aggregate principal amount of the Company's Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999

(the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at an exercise price of $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at an exercise price of $1.125 per share, for a total purchase price of $3,352,500. Pursuant to the terms of the Purchase Agreement, the Purchasers have the right, at any time prior to July 28, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option").

In connection with the transactions contemplated by the Purchase Agreement, the Purchasers, the Company and Charles S. Brand entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Brand agreed to certain restrictions on his ability to sell his shares of Common Stock. Pursuant to the terms of the Stockholders Agreement, the size of the Board of Directors was increased to seven members and the Purchasers received the right to appoint three directors. In the event that the Purchase Option is exercised in full, the number of directors will be increased to eight, and the Purchasers will have the right to appoint an additional director. At any time that the Purchasers are entitled to appoint at least four directors, at either the request of Mr. Brand or the Purchasers, the size of the Board will be further increased by one and Mr. Brand and the Purchasers will have the right to mutually select an independent director to fill the resulting vacancy. Further, in the event that Cerberus (or any subsequent holder of the Class B Debentures) exercises its right under the Unit Purchase Agreement to designate a member of the Board of Directors, the number of directors will be increased by two, the holder of the Class B Debentures will have the right to appoint one director and Mr. Brand and the Purchasers will have the right to appoint an additional independent director.

Pursuant to the terms of the Stockholders Agreement, Mr. Brand has appointed himself, Dr. Brand, Mr. Carreras and Mr. Phipps and the Purchasers have appointed Messrs. Fisher, Garcia and Thompson as directors of the Company. To facilitate the recomposition of the Board of Directors, Mr. Mendelsohn resigned as a director of the Company effective upon the closing of the transactions contemplated by the Purchase Agreement.

Under the terms of the Stockholders Agreement, the parties agreed to cause (i) the Executive Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and one director designated by the Purchasers,
(ii) the  Audit  Committee  of the Board of  Directors  to be  comprised  of two directors designated by Mr. Brand and two directors designated by the Purchasers, and (iii) the Compensation Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and two directors designated by the Purchasers. In the event that the Purchase Option is exercised in full, the Purchasers will have the right to designate a second director to serve on the Executive Committee of the Board of Directors. All directors have been designated by either Mr. Brand or the Purchasers to serve on the respective Board committees set forth in the table in Part III. Pursuant to the terms of the Stockholders Agreement, an ad hoc committee of the Board of Directors is to be formed to search for a permanent successor to Mr. Brand as the Company's Chief Executive Officer. Mr. Brand has the right, in his sole discretion, to approve any such successor. Under the terms of the Stockholders Agreement, the successor Chief Executive Officer will be treated as a director designated by Mr. Brand and will be entitled to serve as a member of the Executive Committee of the Board of Directors (which will be further increased in size to permit such appointment). As of December 12, 1997, the ad hoc committee had not yet been formed.

Under the terms of the Stockholders Agreement, the holders of a majority of the shares of Common Stock beneficially owned by the Purchasers have the right, subject to certain limitations, to cause the Company to enter into a "Company Sale". A Company Sale is defined to include (i) a sale of all or substantially all of the assets of the Company (other than to certain affiliates), (ii) a merger, consolidation, share exchange or other similar transaction in which the holders of the Company's voting stock receive less than 50% of the voting power of the surviving entity, (iii) a sale, disposition or issuance of shares of voting stock of the Company in which a person or entity (other than a party to the Stockholder Agreement or its affiliates) acquires 50% or more of the total voting power of the Company, and (iv) the formation of certain partnerships, joint ventures and other strategic alliances involving the sale or transfer of all or substantially all of the assets of the Company to a third party.

The Stockholders Agreement terminates upon the earliest to occur of (i) the written consent of the holders of a majority of the shares of Common Stock beneficially owned by the Purchasers and the holders of a majority of the shares of Common Stock then beneficially owned by Mr. Brand and certain transferees,
(ii) Mr. Brand and certain transferees, as a group, or the Purchasers, as a group, becoming the beneficial owners of less than 10% of the outstanding Common Stock (determined on a fully-diluted basis), or (iii) upon the consummation of a Company Sale in accordance with the terms of the Stockholders Agreement.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee is currently comprised of Dr. Brand and Messrs. Carreras, Garcia and Thompson. During the fiscal year ended June 30, 1997, Mr. Mendelsohn was also a member of the Compensation Committee. Mr. Mendelsohn has entered into a consulting agreement with the Company.

The Company has entered into a consulting agreement with Dr. Brand pursuant to which Dr. Brand provides strategic, technological and other services to the Company for up to 90 days in any calendar year. Under the consulting agreement, which expires April 30, 1999, Dr. Brand is entitled to receive a quarterly payment of 36,363 shares of Common Stock. In the consulting agreement, Dr. Brand has agreed to certain confidentiality, non-competition and intellectual property covenants.

The Company intends to enter into a consulting agreement with Mr. Thompson pursuant to which Mr. Thompson will provide strategic, technological and other services to the Company for a period of six months. Under the consulting agreement, Mr. Thompson will be entitled to receive a monthly retainer of $12,000, reimbursement of certain office expenses and options to purchase 72,000 shares of Common Stock, a portion of which will be refundable in the event Mr. Thompson is unable to provide services to the Company. In the consulting agreement, Mr. Thompson will agree to certain confidentiality, non-competition and intellectual property covenants.

No executive officer of the Company and no member of the Compensation Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Compensation Committee.

Item 10. Executive Compensation

The following table sets forth certain compensation paid to the Company's Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended June 30, 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                       Summary Compensation Table

                                                           Annual Compensation
                                         ---------------------------------------------------------           Long-Term
                                                                                   Other                   Compensation
         Name and              Fiscal                                              Annual                  Awards/Option
    Principal Position          Year            Salary        Bonus             Compensation               (# of Shares)

Charles S. Brand             1997            $150,000          $--                      *                     20,000
Chairman of the Board        1996             150,000          --                       *                       --
And Chief Executive Officer  1995             150,000          --                       *                       --

Norman M. Phipps (A)         1997            $153,395          --                       *                    825,000
President and Chief          1996                  --          --                      --                       --
Operating Officer            1995                  --          --                      --                       --

Russell J. Reardon(B)        1997            $100,000        $50,000                    *                    310,000
Senior Vice President--      1996              25,000          --                       *                    250,000
Finance and Administration   1995                  --          --                      --                       --



___________________

     (A) Includes $130,325 in consulting fees paid to Mr. Phipps prior to his employment by the Company in April 1997.
     (B)      Employment commenced in April 1996.
      *        Less than 10% of salary plus bonus.

Option Grants

The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers during the fiscal year ended June 30, 1997:


                                     Option/SAR Grants in Last Fiscal Year(1)
                                   Number of            % of Total
                                  Securities           Options/SARs
                                  Underlying            Granted to           Exercise or
                                 Options/SARs          Employees in          Base Price            Expiration
           Name                   Granted (#)           Fiscal Year           ($/Share)               Date

Charles S. Brand                    20,000                  .8%                 $.605               6/20/07

Norman M. Phipps                   825,000                33.8%                 $.550               6/20/07

Russell J. Reardon                 310,000                12.7%                 $.550               6/20/07



(1) The Company did not grant stock appreciation rights during the fiscal year ended June 30, 1997.

Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held by such Named Executive Officers as of June 30, 1997. No stock options were exercised during the fiscal year ended June 30, 1997.


                                                     Number of Securities
                                                  Underlying Unexercised Options                   Value of Unexercised
                                                          at Fiscal Year End                       In-The-Money Options at
                                                   (#) Exercisable/Unexercisable                  Fiscal Year End ($) (1)
                                                   -----------------------------                  -----------------------

Charles S. Brand                                                      -/20,000                                     $-/$-
Norman M. Phipps                                               543,334/281,666                                     $-/$-
Russell J. Reardon                                             350,000/210,000                                $12,500/$-


     (1) Based on an estimated market value of $.55 per share for the Common Stock on June 30, 1997.

1997 Stock Compensation Program

In May 1997, the Company adopted the Stock Compensation Program in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Stock Compensation Program, 4,000,000 shares of Common Stock are reserved for issuance, of which up to 3,850,000 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Compensation Committee of the Board of Directors ("the Administrator").

Options and awards granted under the Stock Compensation Program may have an exercise or payment price as established by the Compensation Committee, provided that the exercise price of incentive stock options granted under the Employee Plans may not be less than the fair market value of the underlying shares on the date of grant. Options granted under the Independent Director Plan must have an exercise price equal to the fair market value of the underlying shares on the date of grant.

Unless otherwise provided at the date of grant, no option or award may vest within one year of the date of grant and no option or award may be exercised more than 10 years from the date of grant. Options granted under the Independent Director Plan vest one year following the date of grant and expire if not exercised on or before the fifth anniversary thereof. Unless otherwise specified by the Compensation Committee, options and awards (other than pursuant to the Independent Director Plan) vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. Vesting of any option or award granted under the Stock Compensation Program may be accelerated in certain circumstances, including upon the occurrence of a "Change in Control Event" (as defined in the Stock Compensation Program).

Options and awards granted under the Stock Compensation Program are nontransferable, except by will or by the laws of descent and distribution. However, the Compensation Committee may permit the recipient of a non-incentive stock option granted under the Employee Plans and options granted under the Independent Director Plan to transfer the option to a family member or a trust created for the benefit of family members. During the lifetime of a participant, an option may be exercised only by the participant or a permitted transferee. In the event that a participant's employment or service terminates as a result of death, all vested awards will be paid to the participant's estate by the Company and the participant's estate or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of death. If the participant's employment or service terminates as a result of retirement or a "disability" (as set forth in the Stock Compensation Program), all vested awards will be paid to the participant by the Company and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of termination. If the participant's employment or service terminates for cause, all options and awards will automatically expire upon termination. If the participant's employment or service terminates other than as a result of death, disability, retirement or termination for cause, the participant will have the right to collect all vested awards immediately and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or awards or 30 days from the date of termination, subject to extension at the discretion of the Administrator, or three months from the date of termination in the case of options granted pursuant to the Independent Director Plan. In all cases, any unvested options or awards will terminate as of the date of termination of employment or service.

The Stock Compensation Program will terminate on April 30, 2007, unless earlier terminated by the Board of Directors. No options or awards may be granted under the Stock Compensation Program after its termination; however, termination of the Stock Compensation Program will not affect the status of any option or award outstanding on the date of termination.

Employment Agreements and Compensation Arrangements

In connection with the Merger, Mr. Charles Brand and Mr. Phipps entered into five-year employment agreements with the Company. Pursuant to such agreements, Mr. Brand receives an annual base salary of $200,000 and Mr. Phipps receives an annual base salary of $150,000, subject to periodic increases at the discretion of the Board of Directors. Mr. Brand and Mr. Phipps are entitled to participate in all compensation and employee benefit plans, including such bonuses as may be authorized by the Board of Directors from time to time. The Company also agreed to provide and maintain a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps. In the event of the termination of employment by the Company (other than upon death, permanent disability or a "termination for cause"), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, or (ii) twelve months from the effective date of termination.

In July 1997, the Company entered into a consulting agreement with MBF, an entity which is controlled by Mr. Fisher, pursuant to which MBF agreed to cause Mr. Fisher to provide certain financial consulting services to the Company for up to 25% of Mr. Fisher's business time. Under the consulting agreement, MBF is entitled to receive a monthly payment of $5,000. The consulting agreement has a term of 18 months.

In addition, the Company has entered into a consulting agreement with Dr. Brand and intends to enter into a consulting agreement with Mr. Thompson. See "Compensation Committee Interlocks and Insider Participation"

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and executive officers and persons holding more than 10% of a registered class of the Company's equity securities are required to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports and any amendments thereto which have been furnished to the Company, the Company has not identified any reports required to be filed during the fiscal year ended June 30, 1997 that were not filed in a timely manner.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 12, 1997 with respect to beneficial ownership of the Common Stock by (i) each current director, (ii) each Named Executive Officer, and (iii) all current executive officers and directors as a group. The mailing address of each such person is c/o LogiMetrics, Inc., 50 Orville Drive, Bohemia, New York 11716.

                                                 Amount and
                                                 Nature of
          Name and Address of                    Beneficial          Percent of
          Beneficial Owner                       Ownership (1)          Class

          Charles S. Brand                      19,374,467 (2)           75.5%

          Norman M. Phipps                       1,876,452 (3)            7.1%

          Frank A. Brand                               -                   -

          Jean-Francois Carreras                    32,500 (4)             *

          Mark B. Fisher                         4,776,365 (5)           15.8%

          Francisco A. Garcia                          -                   -

          Kenneth C. Thompson                          -                   -

          Russell J. Reardon                        353,333 (6)             1.4%

    All Executive Officers                      26,413,117                83.3%
    And Directors as a                          (2,3,4,5,6)
         group (8 persons)


* Less than 1%

(1) Each shareholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock which the individual has the right to acquire within 60 days of December 12, 1997.

(2) Includes (i) 40,000 shares of Common Stock issuable upon the exercise of Amended and Restated Common Stock Purchase Warrants Series A (the "Series A Warrants") held by Mr. Brand, and (ii) 6,667 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of December 12, 1997.

(3) Includes (i) 296,042 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants Series E (the "Series E Warrants") held by Mr. Phipps, (ii) 134,906 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants Series F ("the Series F Warrants") held by Mr. Phipps, (iii) 23,585 shares of Common Stock issuable upon the conversion of one-quarter share of Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Preferred Stock") held by Mr. Phipps, and (iv) 548,334 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of December 12, 1997.

(4) Consists of (i) 20,000 shares of Common Stock issuable upon the exercise of Series E Warrants held by Mr. Carreras, and (ii) 12,500 shares of Common Stock issuable upon the exercise of Series F Warrants held by Mr. Carreras.

(5) Includes (i) 264,105 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Fisher, (ii) 60,000 shares of Common Stock issuable upon the exercise of Series A Warrants held by Mr. Fisher, (iii) 520,000 shares of Common Stock issuable upon the exercise of Amended and Restated Common Stock Purchase Warrants Series B (the "Series B Warrants") held by Mr. Fisher, (iv) 241,935 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Fisher,(v) 12,943 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Fisher, and (vi) 6,472 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Fisher. Also includes (i) 500,000 shares of Common Stock issuable to MBF upon the exercise of Series G Warrants held by MBF, (ii) 528,210 shares of Common Stock issuable upon the conversion of Class A Debentures held by MBF Broadband Systems, L.P. ("Broadband Systems"), (iii) 483,871 shares of Common Stock issuable upon the exercise of Series G Warrants held by Broadband Systems, (iv) 25,886 shares of Common Stock issuable  upon the  exercise  of Series H  Warrants  held by
     Broadband Systems, (v) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Broadband Systems, (vi) 383,721 shares of Common Stock issuable upon the exercise of Series G Warrants held by Phineas Broadband Systems, L.P. ("Phineas"), (vii) 767,442 shares of Common Stock issuable upon the exercise of Series H Warrants held by Phineas and (viii) 383,721 shares of Common Stock issuable upon the exercise of Series I Warrants held by Phineas. Also includes 465,116 shares of Common Stock issuable upon the exercise of additional Series G Warrants, Series H Warrants and Series I Warrants which Phineas has the right to acquire within 60 days of December 12, 1997. Mr. Fisher is the sole officer, director and shareholder of MBF and MBF Broadband Systems, Inc., the general partner of both Broadband Systems and Phineas. Accordingly, Mr. Fisher is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of MBF, Broadband Systems and Phineas.

(6) Consists of 353,333 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of December 12, 1997.

(a) Other Beneficial Owners: The following table provides information, as of December 12, 1997, regarding the beneficial ownership of more than five percent (5%) of the Company's Common Stock held by persons who are not listed in the preceding table. Certain information contained herein has been derived solely from filings made by such persons with the SEC.


                                        AMOUNT AND NATURE
             NAME AND ADDRESS           OF BENEFICIAL              PERCENTAGE
             OF BENEFICIAL OWNER          OWNERSHIP                 OF CLASS

             Stephen Feinberg          5,156,370 (1)                  16.8%
             450 Park Avenue
             New York, NY  10022

             Gregory Manocherian       3,553,883 (2)                  12.2%
             3 New York Plaza
             18th Floor
             New York, NY  10004

             Gerald B. Cramer          2,094,329 (3)                   7.6%
             c/o Cramer Rosenthal
             McGlynn, Inc.
             520 Madison Avenue
             New York, NY  10022

             A.C. Israel
             Enterprises, Inc.         2,094,329 (4)                   7.6%
             c/o Cramer Rosenthal
             McGlynn, Inc.
             520 Madison Avenue
             New York, NY  10022

             CRM Partners, LP          1,884,896 (5)                   6.9%
             c/o Cramer Rosenthal
             McGlynn, Inc.
             520 Madison Avenue
             New York, NY  10022

             CRM 1997 Enterprise
             Fund, LLC                 1,403,201 (6)                   5.2%
             c/o Cramer Rosenthal
             McGlynn, Inc.
             520 Madison Avenue
             New York, NY  10022

(1) Consists of (i) 2,613,990 shares of Common Stock issuable upon the exercise of Class B Debentures held by Cerberus, and (ii) 2,542,380 shares of Common Stock issuable upon the exercise of Series C Warrants held by Cerberus. Mr. Feinberg is the Managing Member of Cerberus Associates, L.L.C., the general partner of Cerberus and, accordingly, is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by Cerberus.

(2) Includes (i) 47,170 shares of Common Stock issuable upon the conversion of one-half of a share of Preferred Stock held by Mr. Manocherian, (ii) 20,000 shares of Common Stock issuable upon the exercise of Series A Warrants held by Mr. Manocherian, (iii) 47,170 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series D held by Mr. Manocherian. Also includes (i) 105,642 shares of Common Stock issuable upon the conversion of Class A Debentures held by Kabuki Partners ADP, GP ("Kabuki"), (ii) 96,774 shares of Common Stock issuable upon the exercise of Series G Warrants held by Kabuki, (iii) 5,177 shares of Common Stock issuable upon the exercise of Series H Warrants held by Kabuki, (iv) 2,589 shares of Common Stock issuable upon the exercise of Series I Warrants held by Kabuki, (v) 391,486 shares of Common Stock issuable upon the conversion of Class A Debentures held by Whitehall Properties LLC ("Whitehall"), (vi) 375,246 shares of Common Stock issuable upon the exercise of Series G Warrants held by Whitehall, (vii) 19,186 shares of Common Stock issuable upon the exercise of Series H Warrants held by Whitehall, (viii) 9,593 shares of Common Stock issuable upon the exercise of Series I Warrants held by Whitehall, (ix) 782,972 shares of Common Stock issuable upon the conversion of Class A Debentures held by Pamela Equities Corp. ("PEC"), (x) 750,492 shares of Common Stock issuable upon the exercise of Series G Warrants held by PEC, (xi) 38,371 shares of Common Stock issuable upon the exercise of Series H Warrants held by PEC, and
     (xii) 19,186 shares of Common Stock issuable upon the exercise of Series I Warrants held by PEC. Also includes (i) 268,276 shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which Whitehall has the right to acquire within 60 days of December 12, 1997, and (ii) 536,553 Shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which PEC has the right to acquire within 60 days of December 12, 1997. Mr. Manocherian is (i) the controlling general partner of Kabuki, (ii) a member of Whitehall, and (iii) an officer of PEC. Accordingly, Mr. Manocherian may be deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of Kabuki, Whitehall and PEC.

(3) Consists of (i) 782,972 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Cramer, (ii) 717,247 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Cramer,
     (iii) 38,371 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Cramer, and (iv) 19,186 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Cramer. Also includes 536,553 shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which Mr. Cramer has the right to acquire within 60 days of December 12, 1997.

(4) Consists of (i) 782,972 shares of Common Stock issuable upon the conversion of Class A Debentures held by A.C. Israel Enterprises, Inc. ("ACIE"), (ii) 717,247 shares of Common Stock issuable upon the exercise of Series G Warrants held by ACIE, (iii) 38,371 shares of Common Stock issuable upon the exercise of Series H Warrants held by ACIE, and (iv) 19,186 shares of Common Stock issuable upon the exercise of Series I Warrants held by ACIE. Also includes 536,553 shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which ACIE has the right to acquire within 60 days of December 12, 1997.

(5) Consists of (i) 704,675 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM Partners, L.P. ("CRM Partners"), (ii) 645,522 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Partners, (iii) 34,534 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Partners, and (iv) 17,267 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Partners. Also includes 482,898 shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which CRM Partners has the right to acquire within 60 days of December 12, 1997.

(6) Consists of (i) 524,591 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Enterprise Fund, L.L.C. ("CRM Enterprise Fund"), (ii) 480,556 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Enterprise Fund, (iii) 25,709 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Enterprise Fund, and (iv) 12,854 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Enterprise Fund. Also includes 359,491 shares of Common Stock issuable upon the exercise or conversion of additional Class A Debentures, Series G Warrants, Series H Warrants and Series I Warrants which CRM Enterprise Fund has the right to acquire within 60 days of December 12, 1997.

(b) Changes in Control: See "Right to Designate Directors; Changes in Control"

Item 12.       Certain Relationships and Related Transactions

In July 1995, the Company sold to SFM Series B Warrants to purchase 1,500,000 shares of Common Stock, at a price of $.02 per share, with an exercise price of $0.25 per share, for services rendered in obtaining financing for the Company. Alfred Mendelsohn and Lawrence I. Schneider, former directors of the Company, were principals in SFM. Mark B. Fisher, a director of the Company was also a principal in SFM.

In December 1995, the Company entered into a consulting agreement with two companies, SFM and PTCO, for services to be rendered in obtaining additional financing for the Company. SFM and PTCO were granted Series E Warrants to purchase a total of 1,000,000 shares of the Company's Common Stock at $.50 per share any time prior to March 7, 2003. SFM and PTCO also were subsequently paid fees of $87,500 and $216,377, respectively, when the financing was provided in March 1996. Norman M. Phipps, a director of the Company, and Wade Teman, a former officer of the Company, are principals in PTCO.

In May 1996,  a former  director  of the  Company,  Lawrence I.  Schneider,  was elected Chairman of the Executive Committee for a five-year term. As compensation, he was paid $100,000, in June 1996. Mr. Schneider resigned as a director in November 1996.

During the fiscal year ended June 30, 1996, the Company paid Orbitrex International, Inc. ("Orbitrex"), whose President is Alfred Mendelsohn, a former director of the Company, $71,000 for business development services provided to the Company. Additionally, the Company granted Mr. Mendelsohn Series F Warrants to purchase 100,000 shares of Common Stock at $.50 per share.

In June 1997, the Company entered into a consulting agreement with Orbitrex. Under the consulting agreement, Orbitrex agreed to provide certain services in connection with product development and international marketing opportunities. Under the consulting agreement, Orbitrex is entitled to receive payments aggregating $60,000, payable in monthly installments on or prior to April 30, 1998. In the consulting agreement, Orbitrex agreed to certain confidentiality, non-competition and intellectual property covenants.

In July 1997, Mr. Phipps purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). The Phipps Note does not bear interest, has no fixed maturity date, and is secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note will automatically be forgiven upon the occurrence of a "Change in Control Event" (as defined in the Phipps Note). The Phipps Note will become due and payable upon the occurrence of certain events, including a sale or other disposition by Mr. Phipps of the shares of Common Stock or the termination of Mr. Phipps' employment as a result of a "Termination for Cause" (as defined in the Phipps Note). If Mr. Phipps' employment terminates, other than as a result of a Termination for Cause or a "Without Cause Termination" (as defined in the Phipps Note), the Phipps Note will become payable in 60 monthly installments. The Company has agreed to make certain payments to Mr. Phipps in respect of certain federal income tax consequences which may result from the terms of the Phipps Note.

MBF, an entity controlled by Mark B. Fisher, a director of the Company, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of Class A Debentures, Series G Warrants, Series H Warrants, and Series I Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matures on July 29, 2000 and bears interest (compounded annually) at a rate of 6.07% per annum, which is payable at maturity. The MBF
Note is secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note will become immediately due and payable upon the occurrence of certain events, including a sale or other disposition by MBF of the Series G Warrants purchased by it or the consummation of a Company Sale (as defined in the Stockholders Agreement).

Prior to its acquisition by the Company, Mr. Brand, the Company's Chairman and Chief Executive Officer, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $649,150, and $623,086 in such advances were outstanding at June 30, 1997. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum. The Company also agreed that, subject to its cash flow requirements, it would use its best efforts to repay up to $300,000 of such advances on or before September 30, 1997 and that the remaining advances would be repaid at a rate of $50,000 per month, commencing in October 1997. As of December 12, 1997, the Company has paid Mr. Brand $200,000 pursuant to the arrangements described above.

Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC currently sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $33,312 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $230,686 during the fiscal year ended June 30, 1997 and $154,850 during the fiscal year ended June 30, 1996.

Certain holders of the Company's securities, including directors, officers and beneficial owners of more than 5% of the Common Stock are entitled to certain registration rights with respect to securities of the Company held by them.

For a description of certain other transactions between the Company and certain of its directors, executive officers and major stockholders, See "Right to Designate Directors; Changes in Control."

                                     PART IV

Item 13.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     The following exhibits are filed as part of this Form 10-KSB:

    Number                    Description

3.1 Certificate of Incorporation, as amended, of LogiMetrics, Inc. (the "Company").

3.2  By-laws, as amended, of the Company.

4.1  Form  of  the  Company's  Class  A  13%  Senior  Subordinated   Convertible
     Pay-in-Kind Debentures due July 29, 1999.

4.2 Form of Company's Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999.

10.1 Restated and Amended Term Loan Note, dated as of April 25, 1997, in favor of North Fork Bank (the "Bank").

10.2 Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, in favor of the Bank.

10.3 Amended and Restated General Security Agreement, dated as of April 25, 1997 in favor of the Bank.

10.4 Purchase Agreement, dated as of July 29, 1997, among the Company and the purchasers party thereto.

10.5 Stockholders Agreement, dated as of July 29, 1997, among the Company, Charles S. Brand and the purchasers party thereto.

10.6 Unit Purchase Agreement, dated as of March 7, 1996, by and between the Company and Cerberus Partners, L.P. ("Cerberus")

10.7 Amended and Restated Security Agreement dated March 7, 1996, as amended and restated as of July 29, 1997, among the Company and Cerberus.

10.8 Agreement to Purchase and Sell Equipment, dated as of June 30, 1994, by and between mmTech, Inc. and CellularVision Technology & Telecommunications, L.P. ("CT&T").*

10.9 Letter Agreement, dated as of October 23, 1996, by and between the Company and CT&T (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996 and incorporated herein by reference).


10.10 Letter Agreement, dated December 1, 1997, by and between the Company and CellularVision of New York, L.P.

10.11 Assignment Agreement, dated as of December 31, 1997, by and between the Company and NewStart Factors, Inc.

10.12 Agreement of Lease, dated as of April 22, 1997, by and between the Company and Reckson FS Limited Partnership.

10.13 Lease, dated January 24, 1994, by and between Mid Atlantic Industrial Co. and mmTech, Inc., as amended.

10.14 Employment Agreement, dated as of April 25, 1997, by and between the Company and Charles S. Brand.


10.15 Employment Agreement, dated as of April 25, 1997, by and between the Company and Norman M. Phipps.


10.16 Consulting Agreement, dated as of July 29, 1997, by and between the Company and MBF Capital Corp. ("MBF").


10.17 Non-Recourse Secured  Promissory Note, dated July 22, 1997, made by Norman
      M. Phipps in favor of the Company.


10.18 Pledge Agreement, dated as of July 22, 1997, by and between the Company and Norman M. Phipps.

10.19 Letter Agreement, dated as of August 6, 1997, by and between the Company and Charles S. Brand.

10.20 Non-Recourse Secured Promissory Note, dated July 29, 1997, made by MBF in favor of the Company.

10.21 Pledge Agreement, dated July 29, 1997, by and between the Company and MBF.

10.22 Stock Option Agreement, dated as of May 1, 1996, by and between the Company and Russell J. Reardon.

10.23 LogiMetrics, Inc. 1997 Stock Compensation Program.

10.24 Form of Indemnification Agreement for Directors.

10.25 Consulting Agreement, dated January 20, 1998, by and between the Company and Dr. Frank A. Brand.

11.1 Statement re: Computation of Net Loss per Share.

21.1 List of Subsidiaries of the Company.

27.1 Financial Data Schedule.


____________________
*Certain portions of this exhibit have been omitted based upon a request for
 confidential  treatment.   The  omitted  portions  of  this  exhibit have been
 separately filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

On May 12, 1997, the Company filed with the SEC a Current Report on Form 8-K dated April 25, 1997, relating to the acquisition of mmTech, Inc.

On July 9, 1997, the Company filed with the SEC an amended Current Report on Form 8-K/A dated April 25, 1997, relating to the acquisition of mmTech, Inc.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LOGIMETRICS, INC.

Date: February  __, 1998                 By:  /s/Charles S. Brand
                                              _______________________________
                                              Charles S. Brand
                                              Chairman of the Board
                                              Principal Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and its capacities and on the dates indicated.


Date: February __, 1998                  By:     /s/Norman M. Phipps
                                                 _______________________________
                                                 Norman M. Phipps
                                                 President
                                                 Chief Operating Officer


Date:    February __, 1998               By:     /s/Frank A. Brand
                                                 _______________________________
                                                 Frank A. Brand, Director


Date:    February __, 1998               By:     /s/Jean-Francois
                                                 _______________________________
                                                 Jean-Francois, Director


Date:    February __, 1998               By:     /s/Mark B. Fisher
                                                 _______________________________
                                                 Mark B. Fisher, Director


Date:    February __, 1998               By:     /s/Francisco A. Garcia
                                                 _______________________________
                                                 Francisco A. Garcia, Director


Date:    February __, 1998               By:     /s/Kenneth C. Thompson
                                                 _______________________________
                                                 Kenneth C. Thompson, Director