Form 10QSB
period 1997-09-30
LOGIMETRICS INC
filed 1998-03-24
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                    Issuer's telephone number: (516) 784-4110

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

                     Yes [ ]                           No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock, par value Outstanding at February 20, 1998:
                        $.01 per share 25,648,984 shares

           Transitional Small Business Disclosure Format (check one):

                      Yes [ ]                          No [X]

                                LOGIMETRICS, INC.

                                      INDEX



                                                                     PAGE

Part I - Financial Information


Item 1.  Consolidated Financial Statements (Unaudited)

    Balance Sheet - September 30, 1997................................  3

    Statements of Operations -
    Three months ended September 30, 1997 and 1996....................  4

    Statements of Cash Flows -
    Three months ended September 30, 1997 and 1996....................  5

    Notes to Consolidated Financial Statements........................ 6-7

Item 2.  Management's Discussion and Analysis or Plan of Operation.... 8-11

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities............................... 12

Item 6.  Exhibits and Reports on Form 8-K.............................. 12

SIGNATURES............................................................. 13

                               LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                       $  1,108,023
  Accounts receivable, less allowance
    for doubtful accounts of $150,000                           2,248,449
  Costs and estimated earnings in excess of
     billings on uncompleted contracts (Note 2)                   133,379
  Inventories (Note 3)                                          3,620,704
  Prepaid expenses and other current assets                       252,865
                                                                ---------
      Total current assets                                      7,363,420

  Equipment and fixtures (net)                                    648,976
  Deferred financing costs                                        167,470
  Other assets                                                     52,014
                                                                ---------
  TOTAL ASSETS                                               $  8,231,880
                                                               ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                $  3,651,922
  Advance payments                                              1,095,907
  Income taxes payable                                            189,109
  Current portion of long-term debt (Note 4)                    2,853,153
                                                                ---------
     Total current liabilities                                  7,790,091
  Long-term debt (Note 4)                                       4,374,877
                                                               ----------
  TOTAL LIABILITIES                                           $12,164,968
                                                               ----------
COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 4 and 5)
  Preferred Stock:
    Series A, stated value $50,000 per share;
    authorized, 200 shares; issued and
    outstanding, 28 shares                                        924,526
  Common Stock:
    Par value $.01; authorized
    100,000,000 shares; issued and
    outstanding, 25,601,814 shares                                256,018
   Additional paid-in capital                                   4,306,468
   Deficit                                                     (8,514,650)
   Stock subscriptions receivable (Note 5)                       (905,450)
                                                               -----------

   TOTAL STOCKHOLDERS' DEFICIENCY                            $ (3,933,088)
                                                               -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $  8,231,880
                                                              ===========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended September 30,

                                             1997                 1996
                                                            Restated (Note 1)

Net Revenues                            $  1,011,698           $   2,817,152
Cost and expenses:
  Cost of revenues                         1,136,148               2,101,755
  Selling, general and administrative
    expenses                                 818,220                 906,183
  Research and development                   119,459                 161,340
                                          ----------               ---------
  Loss from operations                    (1,062,129)               (352,126)

  Interest expense                           237,960                 178,627
                                          ----------               ----------
  Loss before income taxes                (1,300,089)               (530,753)

  Provision (benefit) for
    income taxes                            (227,455)                 68,871
                                          -----------              ----------
  Net loss                                (1,072,634)               (599,624)

  Preferred stock dividends                   40,564                  54,461
                                          ----------               ----------
  Net loss attributable to
    common shareholders                  $(1,113,198)           $    (654 085)
                                          ==========              ============
  Loss per common share (Note 6)         $     (0.05)           $      ( 0.03)

  Weighted average number of common
    shares outstanding                    24,606,345               22,202,754
                                          ==========             ============


                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          Three Months Ended September 30,

                                                  1997                 1996
                                                               (Restated Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (1,072,634)        $   (599,624)
                                              -----------            --------
Adjustments to reconcile net loss to
  net cash (used for) provided by
  operating activities:
    Depreciation and amortization                131,298               108,639
    Increase (decrease) in cash from:
      Accounts receivable                        (84,285)            1,169,218
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                    651,634              (330,983)
      Inventories                               (271,668)             (308,371)
      Prepaid expenses and other
        current assets                            45,647                58,423
      Accounts payable and accrued
        expenses                              (1,346,418)             (497,951)
      Other assets/liabilities                  (287,186)              754,017
                                               ----------              --------

          Total adjustments                   (1,160,978)              952,992
                                              -----------            ----------
Net cash (used for) provided by
  operating activities                        (2,233,612)              353,368
                                              -----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures         (68,137)              (87,089)
                                                ---------            ----------
     Net cash used for investing activities      (68,137)              (87,089)
                                                ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance - net          2,691,268               49,046
     Proceeds from warrant issuance               525,833                 -
     Proceeds from sale of stock                   12,500                 -
     Repayment of loan from
          stockholders - net                     (200,000)            (248,000)
     Proceeds from exercise of warrants            14,717                 -
     Stock subscriptions received                   8,500                 -
     Repayment of debt                            (11,373)             (35,895)
                                                ---------            ----------
     Net cash provided by (used for)
       financing activities                     3,041,445             (234,849)
                                                ---------            ----------
NET INCREASE IN CASH                              739,696               31,430
CASH and CASH EQUIVALENTS, beginning
  of period                                       368,327              269,248
                                               ----------            ---------
CASH AND CASH EQUIVALENTS, end of period      $ 1,108,023           $  300,678
                                               ==========            =========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). All intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the business combination with mmTech which occurred on April 25, 1997 and which has been accounted for as a pooling of interests.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The independent auditors' report on the Company's financial statements for the fiscal year ended June 30, 1997 included an emphasis paragraph concerning the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet as of September 30, 1997, the statements of operations for the three-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the three-month periods ended September 30, 1997 and 1996, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at September 30, 1997:

Costs and estimated earnings                      $1,235,707

Less:  Estimated loss upon completion               (293,094)
       Progress billings                            (809,234)
                                                   ----------
                                                  $  133,379
                                                   =========

3.  Inventories

     Inventory consists of the following at September 30, 1997:

     Raw materials and components                $ 1,312,969
     Work-in-progress                              1,665,909
     Finished goods                                  641,826
                                                   ---------
                                                 $ 3,620,704
                                                   =========

4.  Long-Term Debt

    Long-term debt consists of the following at September 30, 1997:

    Notes payable to Bank                       $  2,433,616
    Class A Debentures                             2,807,823
    Class B Debentures                             1,534,125
      Less:  Discount at issuance                   (457,628)
      Plus:  Amortization of discount                257,418
    Notes payable - officer                          432,653
    Notes payable - other                             45,000
    Capital lease obligations                        175,023
                                                  ----------
    Sub-total                                      7,228,030
       Less: current portion                       2,853,153
                                                  ----------
    Total long term debt                        $  4,374,877
                                                 ===========

Principal payments due on all long-term debt consist of the following:

     Fiscal year ending June 30, 1998           $  2,748,294
     Fiscal year ending June 30, 1999                251,870
     Fiscal year ending June 30, 2000              4,216,245
     Thereafter                                       11,621
                                                 -----------
                                                $  7,228,030
                                                 ===========

5.  Stockholders' Deficiency

Stock Subscriptions Receivable

Stock subscriptions receivable consists of the following at September 30, 1997:

     Notes from former officers                 $      154,450
     Notes from two employees                          675,000
     Notes from investors                               41,000
     Note from a director                               35,000
                                                 -------------
                                                $      905,450
                                                 =============

6.       Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month periods ended September 30, 1997 and September 30, 1996, do not give effect to common stock equivalents because they would have an antidilutive effect.

LOGIMETRICS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net revenues for the three months ended September 30, 1997 decreased $1.8 million, or 64.1%, to $1.0 million from $2.8 million for the comparable period of 1996. The decline in revenues for the quarter ended September 30, 1997 resulted primarily from delays in shipment of certain orders, which had the effect of delaying the recognition of revenues into later periods. These delays affected both the LMDS market and the markets for the Company's other products.

Cost of revenues for the three months ended September 30, 1997 decreased $1.0 million, or 45.9%, to $1.1 million from $2.1 million for the comparable period of 1996. As a percentage of net revenues, cost of revenues was 112.3% for the quarter ended September 30, 1997, compared to 74.6% for the quarter ended September 30, 1996. Cost of revenues did not decrease to the same extent as revenues during the three months ended September 30, 1997 primarily as a result of certain production inefficiencies resulting from lower manufacturing volume. In addition, during the September 1997 quarter, the Company completed several orders which had significantly higher associated costs compared to the quarter ended September 30, 1996.

SG&A expenses for the three months ended September 30, 1997 decreased $88,000, or 9.7%, to $818,000, from $906,000 for the comparable period of 1996, primarily as a result of lower staffing expenses, offset in part by higher professional fees and amortization of debt issuance costs. As a percentage of net revenues, SG&A expenses increased to 80.9% of net revenues for the quarter ended September 30, 1997 from 32.2% for the comparable period of 1996, primarily as a result of a lower revenue base.

Research and development expenses for the three months ended September 30, 1997 decreased $42,000, or 26.0%, to $119,000 from $161,000 for the comparable period of 1996, consistent with the Company's efforts to streamline its operations and deploy its resources more efficiently.

The Company has implemented certain staffing reductions and other measures in an effort to reduce its cost base in order to improve profitability. No assurances can be given, however, that such initiatives will ultimately succeed or as to the impact, magnitude or duration of any expense savings that may be achieved.

For the reasons discussed above, operating losses for the three months ended September 30, 1997 increased $710,000, or 201.6%, to $1.1 million from $352,000 for the comparable period in 1996.

Interest expense for the three months ended September 30, 1997 increased $59,000, or 33.2%, to $238,000 from $179,000 for the comparable period of 1996, primarily as a result of a higher level of average outstanding indebtedness.

During the quarter ended September 30, 1997, the Company had an income tax benefit of $227,000, compared to an income tax expense of $69,000 for the quarter ended September 30, 1996. The Company and mmTech currently file separate federal and state tax returns. The tax benefit recorded in the quarter ended September 30, 1997 relates to pre-tax losses generated by mmTech in that period.

During the quarters ended September 30, 1997 and 1996, the Company accrued dividends on its outstanding preferred stock of $41,000 and $54,000, respectively. The decrease in preferred stock dividends resulted from the conversion of two shares of preferred stock into common stock during the quarter ended September 30, 1997.

For the reasons discussed above, net loss attributable to common shareholders for the quarter ended September 30, 1997 increased $459,000, or 70.2%, to $1.1 million from $654,000 for the comparable period in 1996.

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of $1.1 million. At such date, the Company had total current assets of $7.4 million and total current liabilities of $7.8 million.

Net cash used for operating activities was $2.2 million for the three months ended September 30, 1997, compared to net cash provided by operating activities of $353,000 for the comparable period in 1996. Net cash used for operating activities during the three months ended September 30, 1997 resulted primarily from a net loss of $1.1 million and the repayment of $1.3 million of accounts payable, offset in part by a $652,000 decrease in costs and estimated earnings in excess of billings on uncompleted contracts. Net cash provided by operating activities during the three months ended September 30, 1996 resulted primarily from a $1.2 million decrease in accounts receivable which more than offset a net loss of $600,000.

Net cash used for investing activities was $68,000 for the three months ended September 30, 1997, and $87,000 for the comparable period in 1996. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $3.0 million for the three months ended September 30, 1997, while net cash used for financing activities was $235,000 for the three months ended September 30, 1996. Net cash provided by financing activities during the 1997 period resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of loans from an officer of the Company. Net cash used for financing activities during the 1996 period resulted primarily from the repayment of certain outstanding indebtedness.

Since January 1, 1996, the Company has raised approximately $6.1 million from the private sales of convertible debentures, convertible preferred stock and warrants to fund a portion of its cash flow needs. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to generate sufficient cash flows from operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail further its marketing, development or operations, and may be unable to continue as a going concern.

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures April 30, 1998, pursuant to which the Company is entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At September 30, 1997, the Bank's prime rate was 8.5%. As a result of the Company's continuing losses, as of September 30, 1997, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter beginning with the quarter ended June 30, 1997 (the "Net Income Covenant"). Additionally, as of November 14, 1997 and February 16, 1998, the Company was in violation of a covenant contained in the

Facility requiring the Company to deliver to the Bank financial statements for the fiscal quarters ended September 30, 1997 and December 31, 1997, respectively (the "Reporting Requirement Covenant"). The Bank has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997 and September 30, 1997. The Bank has also waived the Reporting Requirement Covenant default until March 31, 1998.

In addition to the Facility, at September 30, 1997 the Company had issued and outstanding $2.8 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $1.5 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $45,000 of its Senior Subordinated Notes together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contain financial covenants identical to those contained in the Facility. Accordingly, as of September 30, 1997, the Company was in default in respect of the Net Income Covenant contained in the Senior Subordinated Indebtedness to the same extent as under the Facility. Additionally, as of November 14, 1997 and February 16, 1998, the Company was in default of the Reporting Requirement Covenant to the same extent as under the Facility. The holders of the Senior Subordinated Indebtedness have waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, and have waived the Reporting Requirement Covenant default until March 31, 1998. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company is required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. The Company has not yet filed the registration statement. Unless the Company complies with its registration obligations, the interest rate on the Class A Debentures and the Class B Debentures will increase (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures have the right to declare all amounts thereunder due and payable if the registration statement is not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived until March 31, 1998 any default arising as a result of the Company's failure to file the required registration statement.

At December 12, 1997, CellularVision Technology & Telecommunications, L.P. ("CT&T") was indebted to the Company in the amount of approximately $3.4 million, representing amounts due and owing as a result of equipment purchased by CT&T. In December 1997, CellularVision of New York, L.P. ("CVNY"), an affiliate of CT&T, entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CT&T approximately $3.0 million of the amounts owed by CT&T. Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). CVNY paid the Company $50,000 pursuant to the terms of the CVNY Note. On December 31, 1997, the Company sold the CVNY Note for approximately $2.4 million. There can be no assurance that the Company will receive payment of the remaining amounts owed to it by CT&T or as to the timing of any such payments that are ultimately made.

The Company and mmTech currently file separate federal and state income tax returns. As of June 30, 1997, the Company had an approximate $6.1 million net operating loss carry forward available to be used to offset future income.

Disclosure Regarding Forward Looking Statements

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks that may cause the Company's actual results for future periods to differ materially from management's expectations. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Factors that could cause results to differ materially from the Company's expectations include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the recent shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the LMDS market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's relationship with CT&T and the resulting limitations on the Company's ability to sell certain of its products to third parties; the Company's dependence on the sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the LMDS market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; the Company's dependence on independent sales representatives; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the SEC, news releases and other communications.

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

For a description of certain defaults under the Company's debt  securities,  see
Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Number   Description

3.1 Certificate of Incorporation of LogiMetrics, Inc. (the "Company"), as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

3.2 By-laws, as amended, of the Company (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.1 Form of the Company's Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.2 Form of the Company's Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (previously filed as
     Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LOGIMETRICS, INC.

Dated: March 24, 1998                 By:/s/ Erik S. Kruger
                                       ______________________________
                                         Erik S. Kruger
                                         Vice President
                                         Finance and Administration and
                                         Principal Accounting Officer