Form 10QSB
period 1997-12-31
LOGIMETRICS INC
filed 1998-04-14
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1997

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

     Common Stock,  par value             Outstanding at March 24, 1998:
       $.01 per share                        25,892,414 shares

           Transitional Small Business Disclosure Format (check one):

            Yes [ ]                               No [X]

                                LOGIMETRICS, INC.

                                      INDEX



                                                                         PAGE


Part I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

    Balance Sheet - December 31, 1997...................................  3

    Statements of Operations -
    Six months ended December 31, 1997 and 1996 ........................  4

    Statements of Operations -
    Three months ended December 31, 1997 and 1996.......................  5

    Statements of Cash Flows -
    Six months ended December 31, 1997 and 1996.........................  6

    Notes to Consolidated Financial Statements...........................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..... 10-14

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................  15

Item 6.  Exhibits and Reports on Form 8-K...............................  15

SIGNATURES..............................................................  16

                               LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1997
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                               $   2,829,069
     Accounts receivable, less allowance
       for doubtful accounts of $505,875                    1,618,335
     Inventories (Note 2)                                   3,235,315
     Prepaid expenses and other current
       assets                                                  48,207
                                                            ---------
          Total current assets                              7,730,926

     Equipment and fixtures (net)                             616,858
     Deferred financing costs                                 128,156
     Other assets                                              37,012
                                                          -----------

TOTAL ASSETS                                            $   8,512,952
                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Accounts payable and other accrued expenses        $   3,613,321
     Advance payments                                         900,815
     Income taxes payable                                     491,278
     Current portion of long-term debt (Note 3)             2,548,291
                                                           ----------
          Total current liabilities                         7,553,705

     Long-term debt (Note 3)                                4,445,863
                                                           ----------
TOTAL LIABILITIES                                       $  11,999,568
                                                         ------------

COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 3 and 4)
     Preferred Stock:
          Series A, stated value $50,000 per share;
          authorized, 200 shares; issued and
          outstanding, 28 shares                              924,526
     Common Stock:
          Par value $.01; authorized,
          100,000,000 shares; issued and
          outstanding, 25,648,984 shares                      256,490
     Additional paid-in capital                             4,306,468
     Deficit                                               (8,109,650)
     Stock subscriptions receivable (Note 4)                 (864,450)
                                                           -----------

TOTAL STOCKHOLDERS' DEFICIENCY                            $(3,486,616
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $ 8,512,952
                                                           ==========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   Six Months Ended December 31,

                                          1997                      1996
                                                              Restated (Note 1)

Net revenues (Note 5)             $     5,312,344             $    4,591,332
Costs and expenses:
     Cost of revenues                   2,844,438                  4,044,004
     Selling, general and
       administrative expenses          2,294,488                  1,704,384
     Research and development             228,780                    396,986
                                      -----------               ------------

Loss from operations                      (55,362)               (1,554,042)

Interest expense                          477,570                   361,073
                                      -----------               ------------

Loss before income taxes                 (532,932)               (1,915,115)

Provision for income taxes                 74,714                    27,091
                                      -----------               -----------

Net loss                                 (607,646)               (1,942,206)

Preferred stock dividends                 100,553                   110,422
                                      -----------               -----------
Net loss attributable
  to common stockholders             $  (708,199)              $ (2,052,628)
                                      ===========               ============

Loss per common share (Note 6)       $     (0.03)              $      (0.09)

Weighted average number of
  common shares outstanding            25,112,026                22,208,394
                                       ==========                ==========


                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended December 31,

                                         1997                     1996
                                                            Restated (Note 1)

Net revenues (Note 5)                $  4,300,646             $  1,774,180
Costs and expenses:
     Cost of revenues                   1,708,290                1,942,249
     Selling, general and
       administrative expenses          1,476,268                  798,201
     Research and development             109,321                  235,646
                                        ---------                ---------
Income (loss) from operations           1,006,767               (1,201,916)

Interest expense                          239,610                  182,446
                                        ---------                ---------
Income (loss) before income taxes         767,157               (1,384,362)

Provision (benefit) for
  income taxes                            302,169                  (41,780)
                                        ---------                ----------
Net income (loss)                         464,988               (1,342,582)

Preferred stock dividends                  59,989                   55,961
                                        ---------                ----------
Net income (loss) attributable
  to common stockholders               $  404,999            $  (1,398,543)
                                        =========             =============
Earnings (loss) per common
  share:  (Note 6)
     Basic                             $     0.02            $       (0.06)
     Diluted                           $     0.01            $       (0.06)
                                        =========             =============
Weighted average number of
   common shares outstanding:
     Basic                             25,617,708               22,214,034
     Diluted                           36,922,868               22,214,034
                                       ==========               ==========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Six Months Ended December 31,

                                                   1997                 1996
                                                               (Restated Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (607,646)      $   (1,942,206)
                                                  ---------          -----------

Adjustments to reconcile net loss to net
cash (used for) provided by operating activities:
     Depreciation and amortization                 259,152              221,182
     Allowance for doubtful accounts               355,875                 -
     Accrued interest expense paid by
       issuance of debentures                      240,394                 -
     Increase (decrease) in cash from:
       Accounts receivable                         189,555            1,345,976
       Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                    785,013              (33,859)
       Inventories                                 113,721             (189,922)
       Prepaid expenses and other
          current assets                            41,305              111,468
       Accounts payable and accrued expenses    (1,701,827)             791,041
       Other assets/liabilities                     76,145                3,489
                                                 ---------            ---------

          Total adjustments                        359,733            2,249,375
                                                 ---------            ---------

Net cash (used for) provided by
   operating activities                           (247,913)             307,169
                                                 ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures           (75,654)             (99,677)
                                                 ----------            ---------

     Net cash used for investing activities        (75,654)             (99,677)
                                                 ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance - net           2,750,000                 -
     Proceeds from warrant issuance                567,500                  943
     Proceeds from sale of stock                    12,500                  -
     Repayment of loan from stockholder - net     (182,755)            (185,282)
     Proceeds from exercise of warrants             15,188                     -
     Stock subscriptions received                    8,500                1,250
     Repayment of debt - net                      (386,624)             (38,512)
                                                 ----------            ---------

     Net cash (used for) provided by financing
       activities                                2,784,309             (221,601)
                                                 ---------             ---------

NET INCREASE (DECREASE) IN CASH                  2,460,742              (14,109)

CASH AND CASH EQUIVALENTS, beginning
  of period                                        368,327              269,248
                                                 ---------              -------

CASH AND CASH EQUIVALENTS, end of period      $  2,829,069           $  255,139
                                                 =========              =======

                 See Notes to Consolidated Financial Statements

                               LLOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The balance sheet as of December 31, 1997, the statements of operations for the six-month and three-month periods ended December 31, 1997 and 1996, and the statements of cash flows for the six-month periods ended December 31, 1997 and 1996, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the six and three months ended December 31, 1997 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.  Inventories

Inventory consists of the following at December 31, 1997:

Raw material and components                 $  1,367,555
Work-in-progress                               1,867,760
                                               ---------
                                            $  3,235,315
                                             ===========

                               LOGIMETRICS, INC.

                                  (Unaudited)


3.  Long-Term Debt

Long-term debt consists of the following at December 31, 1997:

Notes payable to Bank                                    $   2,008,810
Class A Debentures                                           2,906,436
Class B Debentures                                           1,583,958
  Less:  Discount at issuance                                 (457,628)
  Plus:  Amortization of discount                              300,321
Notes payable - stockholder                                    440,332
Notes payable - other                                           45,000
Capital lease obligations                                      166,925
                                                             ---------
Sub-total                                                    6,994,154
  Less: current portion                                      2,548,291
                                                             ---------
Total long term debt                                     $   4,445,863
                                                             =========

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1998                         $   2,319,827
Fiscal year ending June 30, 1999                               255,235
Fiscal year ending June 30, 2000                             4,407,554
Thereafter                                                      11,538
                                                             ---------
                                                         $   6,994,154
                                                             =========

4.  Stockholders' Deficiency

Stock subscriptions receivable consists of the following at December 31, 1997:

     Notes from former officers                          $     154,450
     Notes from two employees                                  675,000
     Note from a director                                       35,000
                                                               -------
                                                         $     864,450
                                                               =======

5.  Revenue Recognition

In December 1997, CellularVision of New York, L.P. ("CVNY") entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CellularVision Technology & Telecommunications L.P. ("CT&T") approximately $3.0 million of the amounts owed by CT&T . Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). The debt assumed by CVNY related to equipment, substantially all of which had been ordered by CT&T and CVNY in prior periods, and which was being held at the Company's premises at CVNY's request. In addition, CVNY has assumed ownership rights and risk of loss. CVNY has committed to accept delivery of all such equipment by June 30, 1998. As of December 28, 1997, CVNY had paid $49,500 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse for approximately $2.4 million. The Company has recorded approximately $3 million of sales during the second quarter related to these transactions.

                               LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

6.       Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. In accordance with SFAS No. 128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. The loss per share calculations for the six month periods ended December 31, 1997 and December 31, 1996, and the three-month period ended December 31, 1996, do not give effect to common stock equivalents because they would have an antidilutive effect. The following table provides a reconciliation between basic and diluted earnings per share for the three-month period ended December 31, 1997.

                                           Three-months ended December 31, 1997

Basic EPS                                    Income      Shares       Per Share

Income available to common stockholders   $ 404,999    25,617,708         0.02

Effect of Dilutive Securities

Options/Warrants                          $    -       11,305,160     $  (0.01)

Diluted EPS

Income available to common stockholders
plus assumed exercises                    $ 404,999    36,922,868     $   0.01


The Company's (i) Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share; (ii) Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999; and (iii) Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 are not included in the above table, as their inclusion would be antidilutive.

LOGIMETRICS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net revenues for the three months ended December 31, 1997 increased $2.5 million, or 142%, to $4.3 million from $1.8 million for the comparable period of 1996. The increase in revenues resulted from increased sales of Local Multipoint Distribution Service ("LMDS") equipment. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenues from the sale of LMDS equipment to CT&T and certain of its affiliates. Sales of LMDS equipment to CT&T are expected to be substantially lower for the remainder of fiscal 1998.

Cost of revenues for the three months ended December 31, 1997 decreased $234,000, or 12%, to $1.7 million from $1.9 million for the comparable period of 1996. As a percentage of net revenues, cost of revenues was 40% for the quarter ended December 31, 1997, compared to 109% for the quarter ended December 31, 1996. The decline in cost of revenues primarily resulted from certain production inefficiencies during the 1996 period, as well as the completion of several large projects during the quarter ended December 31, 1996 which had significantly higher associated costs.

SG&A expenses for the three months ended December 31, 1997 increased $678,000, or 85%, to $1.5 million, from $798,000 for the comparable period of 1996, primarily as a result of increased commission expense relating to the sale of certain LMDS equipment and the recording of a $356,000 allowance for doubtful accounts relating to amounts owed to the Company by CT&T. As a percentage of net revenues, SG&A expenses decreased to 34% for the quarter ended December 31, 1997 from 45% for the comparable period of 1996, primarily as a result of a higher revenue base.

Research and development expenses for the three months ended December 31, 1997 decreased $126,000, or 54%, to $109,000 from $236,000 for the comparable period of 1996, as a result of the Company's efforts to streamline its operations and deploy its resources more efficiently.

For the reasons discussed above, the Company recorded operating income for the three months ended December 31, 1997 of $1.0 million compared to a $1.2 million operating loss for the comparable period in 1996.

Interest expense for the three months ended December 31, 1997 increased $57,000, or 31%, to $240,000 from $183,000 for the comparable period of 1996, primarily as a result of a higher level of average outstanding indebtedness.

During the quarter ended December 31, 1997, the Company had an income tax expense of $302,000, compared to an income tax benefit of $42,000 for the quarter ended December 31, 1996. The Company and mmTech currently file separate federal and state tax returns. The tax expense recorded in the quarter ended December 31, 1997 relates to pre-tax income generated by mmTech in that period.

During the  quarters  ended  December  31, 1997 and 1996,  the  Company  accrued
dividends  on  its  outstanding   preferred  stock  of  $60,000,   and  $56,000,
respectively.

For the reasons discussed above, the Company recorded net income attributable to common stockholders of $405,000 for the quarter ended December 31, 1997 compared to a net loss attributable to common stockholders of $1.4 million for the comparable period in 1996.

                               LOGIMETRICS, INC.

Six Months  Ended  December 31, 1997  Compared to Six Months Ended  December 31,
1996

Net revenues for the six months ended December 31, 1997 increased $721,000, or 16%, to $5.3 million from $4.6 million for the comparable period of 1996. The increase in revenues for the six months ended December 31, 1997 resulted primarily from increased sales of LMDS equipment. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenues from the sale of LMDS equipment to CT&T and certain of its affiliates. The increase in LMDS sales was offset in part by a decline in sales of the Company's other products, primarily as a result of delays in shipment of certain orders, which had the effect of delaying the recognition of revenues into later periods. Sales of LMDS equipment to CT&T are expected to be substantially lower for the remainder of fiscal 1998.

Cost of revenues for the six months ended December 31, 1997 decreased $1.2 million, or 30%, to $2.8 million from $4.0 million for the comparable period of 1996. As a percentage of net revenues, cost of revenues was 54% for the six months ended December 31, 1997, compared to 88% for the six months ended December 31, 1996. The decline in cost of revenues primarily resulted from certain production inefficiencies during the 1996 period, as well as the completion of several large projects during the six months ended December 31, 1996 which had significantly higher associated costs.

SG&A expenses for the six months ended December 31, 1997 increased $590,000, or 35%, to $2.3 million from $1.7 million for the comparable period of 1996, primarily as a result of increased commission expense relating to the sale of certain LMDS equipment and the recording of a $356,000 allowance for doubtful accounts relating to amounts owed to the Company by CT&T. As a percentage of net revenues, SG&A expenses increased to 43% of net revenues for the six months ended December 31, 1997 from 37% for the comparable period of 1996 primarily as a result of the reasons stated above.

Research and development expenses for the six months ended December 31, 1997 decreased $168,000, or 42%, to $229,000 from $397,000 for the comparable period of 1996 as a result of the Company's efforts to streamline its operations and deploy its resources more efficiently.

For the reasons discussed above, the Company recorded an operating loss of $55,000 for the six months ended December 31, 1997, compared to an operating loss of $1.6 million for the comparable period in 1996.

Interest expense for the six months ended December 31, 1997 increased $117,000, or 32%, to $478,000 from $361,000 for the comparable period of 1996, primarily as a result of a higher level of average outstanding indebtedness.

During the six months ended December 31, 1997, the Company had an income tax expense of $75,000, compared to an income tax expense of $27,000 for the six months ended December 31, 1996. The Company and mmTech currently file separate federal and state tax returns. The tax expense recorded in the six months ended December 31, 1997 relates to pre-tax income generated by mmTech in that period.

During the six months ended December 31, 1997 and 1996, the Company accrued dividends on its outstanding preferred stock of $101,000, and $110,000, respectively.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders for the six months ended December 31, 1997 of $708,000, compared to a net loss attributable to common stockholders of $2.1 million for the comparable period in 1996.

                               LOGIMETRICS, INC.

Liquidity and Capital Resources

At December 31, 1997, the Company had cash and cash equivalents of $2.8 million. At such date, the Company had total current assets of $7.7 million and total current liabilities of $7.6 million.

Net cash used for operating activities was $248,000 for the six months ended December 31, 1997, compared to net cash provided by operating activities of $307,000 for the comparable period in 1996. Net cash used for operating activities during the six months ended December 31, 1997 resulted primarily from a net loss of $608,000 and the repayment of $1.7 million in accounts payable, offset in part by a $785,000 decrease in costs and estimated earnings in excess of billings or uncompleted contracts, as well as decreases in inventory and accounts receivable. Net cash provided by operating activities during the six months ended December 31, 1996 resulted primarily from a $1.3 million decrease in accounts receivable and a $791,000 increase in accounts payable, offset in part by a net loss of $1.9 million.

Net cash used for investing activities was $76,000 for the six months ended December 31, 1997, and $100,000 for the comparable period in 1996. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $2.8 million for the six months ended December 31, 1997, while net cash used for financing activities was $222,000 for the six months ended December 31, 1996. Net cash provided by financing activities during the 1997 period resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness as well as the repayment of loans from a stockholder of the Company. Net cash used for financing activities during the 1996 period resulted primarily from the repayment of certain outstanding indebtedness.

Since January 1, 1996, the Company has raised approximately $6.1 million from private sales of convertible debentures, convertible preferred stock and warrants to fund a portion of its cash flow needs. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to generate sufficient cash flows from operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail further its marketing, development or operations, and may be unable to continue as a going concern.

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures April 30, 1998, pursuant to which the Company is entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At December 31, 1997, the Bank's prime rate was 8.5%. As of February 16, 1998, the Company was in violation of a covenant contained in the Facility requiring the Company to deliver to the Bank financial statements for the fiscal quarter ended December 31, 1997 (the "Reporting Requirement Covenant"). The Bank has waived the Reporting Requirement Covenant default until April 30, 1998.

In addition to the Facility, at December 31, 1997 the Company had issued and outstanding $2.8 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $1.5 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior

                               LOGIMETRICS, INC.

Subordinated Indebtedness"), which contain financial covenants identical to those contained in the Facility. Accordingly, as of February 16, 1998, the Company was in default of the Reporting Requirement Covenant to the same extent as under the Facility. The holders of the Senior Subordinated Indebtedness have waived the Reporting Requirement Covenant default until April 30, 1998. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company is required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. The Company has not yet filed the registration statement. Unless the Company complies with its registration obligations, the interest rate on the Class A Debentures and the Class B Debentures will increase (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures have the right to declare all amounts thereunder due and payable if the registration statement is not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived until April 30, 1998 any default arising as a result of the Company's failure to file the required registration statement, and have waived until June 30, 1998 any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC.

At December 12, 1997, CT&T was indebted to the Company in the amount of approximately $3.4 million, representing amounts due and owing as a result of equipment purchased by CT&T and certain of its affiliates. In December 1997, CVNY, an affiliate of CT&T, entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CT&T approximately $3.0 million of the amounts owed by CT&T. Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company the CVNY Note in the principal amount of approximately $2.6 million. In December 1997, CVNY paid the Company $50,000 pursuant to the terms of the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse for approximately $2.4 million. There can be no assurance that the Company will receive payment of the remaining amounts owed to it by CT&T or as to the timing of any such payments that are ultimately made.

The Company and mmTech currently file separate federal and state income tax returns. As of June 30, 1997, the Company had an approximate $6.1 million net operating loss carry forward available to be used to offset future income.

Disclosure Regarding Forward Looking Statements

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks that may cause the Company's actual results for future periods to differ materially from management's expectations. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Factors that could cause results to differ materially from the Company's expectations include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the recent shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the LMDS market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's relationship with CT&T and the resulting limitations on the Company's ability to sell certain of its products to third parties; the Company's dependence on the sale of securities to meet its working capital needs; the Company's dependence on future product development and market

                               LOGIMETRICS, INC.

acceptance of the Company's products, particularly in the LMDS market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; the Company's dependence on independent sales representatives; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company,s other filings with the SEC, news releases and other communications.

Year 2000 Issue

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

Based on a recent internal assessment, the Company has determined that the cost to modify its existing software and/or to convert to new software will not be significant. However, if customers, suppliers or others with whom the Company does business experience problems relating to the year 2000 issue, the Company's business, financial condition or results of operation could be materially adversely affected.

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

4.2 Form of the Company's Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 19999 (previously filed as
     Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

27   Financial Data Schedule.

(b)  Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LOGIMETRICS, INC.

Dated: April 14, 1998                   By: /s/ Erik S. Kruger
                                        ______________________________
                                        Erik S. Kruger
                                        Vice President
                                        Finance and Administration and
                                        Principal Accounting Officer