Form 10QSB
period 1998-03-31
LOGIMETRICS INC
filed 1998-05-15
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

      Common Stock, par value                Outstanding at April 15, 1998:
       $.01 per share                             25,932,414 shares

           Transitional Small Business Disclosure Format (check one):

                    Yes [ ]                            No [X]

                                LOGIMETRICS, INC.

                                      INDEX



                                                                      PAGE

Part I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

    Balance Sheet - March 31, 1998...................................  3

    Statements of Operations -
    Nine months ended March 31, 1998 and 1997......................... 4

    Statements of Operations -
    Three months ended March 31, 1998 and 1997........................ 5

    Statements of Cash Flows -
    Nine months ended March 31, 1998 and 1997......................... 6

    Notes to Consolidated Financial Statements....................... 7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation...10-14

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities............................. 15

Item 6.  Exhibits and Reports on Form 8-K............................ 15

SIGNATURES........................................................... 16

                               LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                     $     930,518
  Accounts receivable, less allowance
    for doubtful accounts of $505,875                          1,990,914
  Inventories (Note 2)                                         3,728,386
  Prepaid expenses and other current assets                       36,257
                                                               ---------
          Total current assets                                 6,686,075

  Equipment and fixtures (net)                                   594,504
  Deferred financing costs                                        91,290
  Other assets                                                    37,477
                                                             -----------
TOTAL ASSETS                                               $   7,409,346
                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses              $   3,073,383
  Advance payments                                               885,631
  Income taxes payable                                           283,948
  Current portion of long-term debt (Note 3)                   2,310,467
                                                               ---------
          Total current liabilities                            6,553,429

  Long term debt (Note 3)                                      5,070,596
                                                             -----------
TOTAL LIABILITIES                                          $  11,624,025
                                                             -----------
COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 3 and 4)
  Preferred Stock:
     Series A, stated value $50,000 per share;
     authorized, 200 shares; issued and
     outstanding, 28 shares                                      924,526
  Common Stock:
     Par value $.01; authorized,
     100,000,000 shares; issued and
     outstanding, 25,892,414 shares                              258,924
  Additional paid-in capital                                   4,324,978
  Deficit                                                     (8,858,657)
  Stock subscriptions receivable (Note 4)                       (864,450)
                                                            -------------

TOTAL STOCKHOLDERS' DEFICIENCY                             $  (4,214,679)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   7,409,346
                                                             ===========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Nine Months Ended March 31,
                                              1998                1997
                                                            Restated (Note 1)

Net revenues (Note 5)                     $  6,865,193          $  8,420,252
Costs and expenses:
  Cost of revenues                           4,076,584             6,539,726
  Selling, general and
    administrative expenses                  3,157,326             2,400,290
  Research and development                     352,416               559,606
                                            ----------           -----------
Loss from operations                          (721,133)           (1,079,370)

Interest expense                               709,450               552,207
                                            -----------          -----------
Loss before income taxes                    (1,430,583)           (1,631,577)

Provision (benefit) for
  income taxes                                (132,615)              356,542
                                            -----------          ------------
Net loss                                    (1,297,968)           (1,988,119)

Preferred stock dividends                      159,238               171,079
                                            ----------           ------------
Net loss attributable
  to common stockholders                   $(1,457,206)         $ (2,159,198)
                                            ==========           ============
Loss per common share (Note 6)             $     (0.06)         $     (0.10)

Weighted average number of
  common shares outstanding                 25,336,207            22,246,137
                                           ===========           ============


                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended March 31,
                                             1998                1997
                                                            Restated (Note 1)

Net revenues                             $   1,552,849         $   3,828,920
Costs and expenses:
  Cost of revenues                           1,232,146             2,495,722
  Selling, general and
    administrative expenses                    862,838               695,906
  Research and development                     123,636               162,620
                                             ---------           -----------
Income (loss) from operations                 (665,771)              474,672

Interest expense                               231,880               191,134
                                             ---------           -----------
Income (loss) before income taxes             (897,651)              283,538

Provision (benefit) for income taxes          (207,329)              329,451
                                              --------            -----------
Net loss                                      (690,322)              (45,913)

Preferred stock dividends                       58,685                60,657
                                              --------            -----------
Net loss attributable
  to common stockholders                  $   (749,007)          $  (106,570)
                                           ===========            ============
Loss per common share (Note 6)            $      (0.03)          $     (0.00)

Weighted average number of
  common shares outstanding:                25,791,828            22,322,730
                                            ==========            ==========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months Ended March 31,
                                               1998                1997
                                                            Restated (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (1,297,968)     $ (1,988,119)
                                            ------------      ------------
Adjustments to reconcile net loss to
  net cash (used for) provided by
  operating activities:
     Depreciation and amortization              399,031           366,242
     Allowance for doubtful accounts            355,875            75,000
     Accrued interest expense paid by
          issuance of debentures                387,917              --
     Increase (decrease) in cash from:
       Accounts receivable                     (182,624)          224,131
       Costs and estimated earnings
         in excess of billings on
         uncompleted contracts                  785,013           266,887
     Inventories                               (379,350)         (112,635)
     Prepaid expenses and other
         current assets                          44,254            74,323
     Accounts payable and accrued expenses   (2,293,851)          840,829
     Other assets/liabilities                  (131,649)          357,847
                                              ----------        ---------
          Total adjustments                  (1,015,384)        2,092,624
                                             ----------         ---------
Net cash (used for) propvided by operating
  activities                                 (2,313,352)          104,505
                                              ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase  of equipment and fixtures       (110,411)         (113,888)
                                              ----------        ----------
     Net cash used for investing activities    (110,411)         (113,888)
                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from debt issuance - net          2,750,000               --
   Proceeds from warrant issuance               567,500               --
   Proceeds from sale of stock                   32,500               --
   Repayment of loan from stockholder - net    (175,489)          (63,558)
   Proceeds from exercise of warrants            16,131             1,887
   Stock subscriptions received                   8,500             1,250
   Repayment of debt - net                     (213,188)          (93,630)
                                              ---------          ---------
Net cash (used for) provided by
   financing activities                       2,985,954          (154,051)
                                              ---------          ---------
NET INCREASE (DECREASE) IN CASH                 562,191          (163,434)

CASH AND CASH EQUIVALENTS, beginning
   of period                                    368,327           269,248
                                             ----------          --------
CASH AND CASH EQUIVALENTS, end of period    $   930,518         $ 105,814
                                             ==========          ========

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

The balance sheet as of March 31, 1998,  the  statements  of operations  for the three-month and nine-month periods ended March 31, 1998 and 1997, and the statements of cash flows for the nine-month periods ended March 31, 1998 and 1997, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.  Inventories

Inventory consists of the following at March 31, 1998:

Raw material and components                    $  1,407,401
Work-in-progress                                  2,091,312
Finished goods                                      229,673
                                                  ---------
                                               $  3,728,386
                                                ===========

                               LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


3.  Long-Term Debt

Long-term debt consists of the following at March 31, 1998:

Notes payable to Bank                        $    2,208,249
Class A Debenture                                 3,001,921
Class B Debenture                                 1,635,996
  Less:  Discount at issuance                      (457,628)
  Plus:  Amortization of discount                   343,224
Notes payable - stockholder                         447,598
Notes payable - other                                45,000
Capital lease obligations                           156,703
                                                  ---------
Sub-total                                         7,381,063
  Less:  current portion                          2,310,467
                                                  ---------
Total long-term debt                         $    5,070,596
                                                  =========

Principal payments due on all long-term
debt consist of the following:

Fiscal year ending June 30, 1998                $   150,003
Fiscal year ending June 30, 1999                  2,173,944
Fiscal year ending June 30, 2000                  5,045,578
Thereafter                                           11,538
                                                  ---------
                                                $ 7,381,063
                                                 ==========

4.  Stockholders' Deficiency

Stock subscriptions receivable consists of the following at March 31, 1998:

     Notes from former officers                 $ 154,450
     Notes from two employees                     675,000
     Note from a director                          35,000
                                                  -------
                                                $ 864,450
                                                 ========

5.        Revenue Recognition

In December 1997, CellularVision of New York, L.P. ("CVNY") entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CellularVision Technology & Telecommunications L.P. ("CT&T") approximately $3.0 million of the amounts owed by CT&T . Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). The debt assumed by CVNY related to equipment, substantially all of which had been ordered by CT&T and CVNY in prior periods, and which was being held at the Company's premises at CVNY's request. In addition, CVNY has assumed ownership rights and risk of loss. CVNY has committed to accept delivery of all such equipment by June 30, 1998. As of December 28, 1997, CVNY had paid approximately $50,000 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse for approximately $2.4 million. The Company recorded approximately $3.0 million of sales in its second fiscal quarter of 1998 related to these transactions.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

6.       Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. In accordance with SFAS No. 128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. The loss per share calculations for the three- and nine-month periods ended March 31, 1998 and March 31, 1997 do not give effect to common stock equivalents because they would have an antidilutive effect.

LOGIMETRICS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net revenues for the three months ended March 31, 1998 decreased $2.2 million, or 59%, to $1.6 million from $3.8 million for the comparable period of 1997. The decrease in revenues resulted from decreased sales of Local Multipoint Distribution Service ("LMDS") equipment as well as lower revenues from traveling wave tube amplifiers ("TWTAs") and related equipment. The decline in LMDS revenues resulted primarily from decreases in shipments to CellularVision Technology & Telecommunications, L.P. ("CT&T"). Sales of LMDS equipment to CT&T are expected to be substantially lower for the remainder of fiscal 1998. During the three months ended March 31, 1997, the Company had a higher level of longer-term projects for which it recognized revenues prior to shipment under the percentage-of-completion method of accounting. During the comparable period in fiscal 1998, a higher proportion of the Company's sales was comprised of equipment sales for which revenues are recognized only upon shipment. Accordingly, the decline in TWTA revenues resulted primarily from these differences in the timing of the recognition of revenues.

Cost of revenues for the three months ended March 31, 1998 decreased $1.3 million, or 51%, to $1.2 million from $2.5 million for the comparable period of 1997. As a percentage of net revenues, cost of revenues was 79% for the quarter ended March 31, 1998, compared to 65% for the quarter ended March 31, 1997. The decline in cost of revenues primarily resulted from reduced sales levels during the 1998 period. The increase in cost of revenues as a percentage of sales during the 1998 period primarily resulted from the allocation of manufacturing overhead costs over a lower revenue base.

SG&A expenses for the three months ended March 31, 1998 increased $167,000, or 24%, to $863,000, from $696,000 for the comparable period of 1997, primarily as a result of higher consulting expenses and the addition of certain key personnel. As a percentage of net revenues, SG&A expenses increased to 56% for the quarter ended March 31, 1998 from 18% for the comparable period of 1997, primarily as a result of fixed compensation and other SG&A expenses in conjunction with a lower revenue base.

Research and development expenses for the three months ended March 31, 1998 decreased $39,000, or 24%, to $124,000 from $163,000 for the comparable period of 1997, as a result of the Company's efforts to streamline its operations and deploy its resources more efficiently.

For the reasons discussed above, the Company recorded an operating loss for the three months ended March 31, 1998 of $666,000 compared to an operating profit of $475,000 for the comparable period in 1997.

Interest expense for the three months ended March 31, 1998 increased $41,000, or 21%, to $232,000 from $191,000 for the comparable period of 1997, primarily as a result of a higher level of average outstanding indebtedness.

During the quarter ended March 31, 1998, the Company had an income tax benefit of $207,000, compared to an income tax expense of $329,000 for the quarter ended March 31, 1997. The Company and mmTech currently file separate federal and state tax returns. The tax expense recorded in the three months ended March 31, 1997 relates to pre-tax income generated by mmTech in that period.

During the quarters ended March 31, 1998 and 1997, the Company accrued dividends on its outstanding preferred stock of $59,000, and $61,000, respectively. For the reasons discussed above, the Company recorded a net loss attributable to common stockholders of $749,000 for the quarter ended March 31, 1998 compared to a net loss attributable to common stockholders of $107,000 for the comparable period in 1997.

LOGIMETRICS, INC.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

Net revenues for the nine months ended March 31, 1998 decreased $1.5 million, or 18%, to $6.9 million from $8.4 million for the comparable period of 1997. The decrease in revenues resulted primarily from lower revenues from TWTAs and related equipment which more than offset a slight increase in sales of LMDS equipment. During the nine months ended March 31, 1997, the Company had a higher level of longer-term projects for which it recognized revenues prior to shipment under the percentage-of-completion method of accounting. During the comparable period in fiscal 1998, a higher proportion of the Company's sales was comprised of equipment sales for which revenues are recognized only upon shipment. Accordingly, the decline in TWTA revenues resulted primarily from these differences in the timing of the recognition of revenues. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenues from the sale of LMDS equipment to CT&T and certain of its affiliates. Sales of LMDS equipment to CT&T are expected to be substantially lower for the remainder of fiscal 1998.

Cost of revenues for the nine months ended March 31, 1998 decreased $2.4 million, or 38%, to $4.1 million from $6.5 million for the comparable period of 1997. As a percentage of net revenues, cost of revenues was 59% for the nine months ended March 31, 1998, compared to 78% for the nine months ended March 31, 1997. The decline in cost of revenues primarily resulted from a decrease in sales during the 1998 period, certain production inefficiencies during the 1997 period and the completion of several large projects during the nine months ended March 31, 1997 which had significantly higher associated costs.

SG&A expenses for the nine months ended March 31, 1998 increased $757,000, or 32%, to $3.2 million from $2.4 million for the comparable period of 1997, primarily as a result of the recording of a $356,000 allowance for doubtful accounts relating to amounts owed to the Company by CT&T, increased commission expense relating to the sale of certain LMDS equipment during the nine months ended March 31, 1998 and the addition of certain key personnel. As a percentage of net revenues, SG&A expenses increased to 46% of net revenues for the nine months ended March 31, 1998 from 29% for the comparable period of 1997 primarily as a result of fixed compensation and other SG&A expenses in conjunction with a lower revenue base.

Research and development expenses for the nine months ended March 31, 1998 decreased $207,000, or 37%, to $352,000 from $560,000 for the comparable period of 1997 as a result of the Company's efforts to streamline its operations and deploy its resources more efficiently.

For the reasons discussed above, the Company recorded an operating loss of $721,000 for the nine months ended March 31, 1998, compared to an operating loss of $1.1 million for the comparable period in 1997.

Interest expense for the nine months ended March 31, 1998 increased $157,000, or 28%, to $709,000 from $552,000 for the comparable period of 1997, primarily as a result of a higher level of average outstanding indebtedness.

During the nine months ended March 31, 1998, the Company had an income tax benefit of $133,000, compared to an income tax expense of $357,000 for the nine months ended March 31, 1997. The Company and mmTech currently file separate federal and state tax returns. The tax expense recorded in the nine months ended March 31, 1997 relates to pre-tax income generated by mmTech in that period.

During the nine months ended March 31, 1998 and 1997, the Company accrued dividends on its outstanding preferred stock of $159,000, and $171,000, respectively.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders for the nine months ended March 31, 1998 of $1.5 million, compared to a net loss attributable to common stockholders of $2.2 million for the comparable period in 1997.

LOGIMETRICS, INC.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $931,000. At such date, the Company had total current assets of $6.7 million and total current liabilities of $6.6 million.

Net cash used for operating activities was $2.3 million for the nine months ended March 31, 1998, compared to net cash provided by operating activities of $105,000 for the comparable period in 1997. Net cash used for operating activities during the nine months ended March 31, 1998 resulted primarily from a net loss of $1.3 million, the repayment of $2.3 million in accounts payable and increases in inventory of $379,000, offset in part by a $785,000 decrease in costs and estimated earnings in excess of billings or uncompleted contracts, an increase in accrued interest expense of $388,000 and an allowance for doubtful accounts of $356,000. Net cash provided by operating activities during the nine months ended March 31, 1997 resulted primarily from a $841,000 increase in accounts payable, $366,000 of depreciation and amortization expense and a $358,000 net increase in other assets and liabilities, offset in part by a net loss of $2.0 million.

Net cash used for investing activities was $110,000 for the nine months ended March 31, 1998, and $114,000 for the comparable period in 1997. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $3.0 million for the nine months ended March 31, 1998, while net cash used for financing activities was $154,000 for the nine months ended March 31, 1997. Net cash provided by financing activities during the 1998 period resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness as well as the repayment of loans from a stockholder of the Company. Net cash used for financing activities during the 1997 period resulted primarily from the repayment of certain outstanding indebtedness as well as the repayment of loans from a stockholder of the Company.

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

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which, by its terms, matured on April 30, 1998. The Bank has extended the maturity date of the Revolver until January 2, 1999, which may be further extended to July 1, 1999 under certain circumstances. Pursuant to the terms of the Revolver, the Company is entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At March 31, 1998, the Bank's prime rate was 8.5%. At March 31, 1998, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant"). The Bank has waived the Net Income Covenant default for the quarter ended March 31, 1998.

LOGIMETRICS, INC.

In addition to the Facility, at March 31, 1998 the Company had issued and outstanding $3.0 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $1.6 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contain financial covenants identical to those contained in the Facility. Accordingly, at March 31, 1998, the Company was in default of the Net Income Covenant to the same extent as under the Facility. The holders of the Senior Subordinated Indebtedness have waived the Net Income Covenant default for the quarter ended March 31, 1998. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. As a result of the Company's failure to comply with these registration obligations, the interest rate on the Class A Debentures and the Class B Debentures increased to 16% during the quarter ended March 31, 1998. The Company filed the registration statement with the SEC on April 30, 1998. As a result, the interest rate on the Class A Debentures and the Class B Debentures decreased to 15% as of April 30, 1998. Unless the Company completes the required registration, the interest rate on the Class A Debentures and the Class B Debentures will increase (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived until June 30, 1998 any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC.

At December 12, 1997, CT&T was indebted to the Company in the amount of approximately $3.4 million, representing amounts due and owing as a result of equipment purchased by CT&T and certain of its affiliates. In December 1997, CVNY, an affiliate of CT&T, entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CT&T approximately $3.0 million of the amounts owed by CT&T. Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company the CVNY Note in the principal amount of approximately $2.6 million. In December 1997, CVNY paid the Company approximately $50,000 pursuant to the terms of the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse for approximately $2.4 million. There can be no assurance that the Company will receive payment of the remaining amounts owed to it by CT&T or as to the timing of any such payments that are ultimately made.

The Company and mmTech currently file separate federal and state income tax returns. As of June 30, 1997, the Company had an approximate $6.1 million net operating loss carry forward available to be used to offset future income.

LOGIMETRICS, INC.

Disclosure Regarding Forward Looking Statements

This Form  10-QSB  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause results to differ materially from the Company's expectations include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the recent shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the LMDS market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's relationship with CT&T and the resulting limitations on the Company's ability to sell certain of its products to third parties; the Company's dependence on the sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the LMDS market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; the Company's dependence on independent sales representatives; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time by the Company's public filings with the Securities and Exchange Commission, news releases and other communications. These forward-looking statements speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Year 2000 Issue

The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

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

10.1     Letter, dated May 14, 1998, from North Fork Bank.

27       Financial Data Schedule.

(b)      Reports on Form 8-K:

Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LOGIMETRICS, INC.

Dated: May 15, 1998                     By: /s/ Erik S. Kruger
                                        ------------------------------
                                                Erik S. Kruger
                                        Vice President
                                        Finance and Administration and
                                        Principal Accounting Officer

                                  EXHIBIT INDEX


         Exhibit Number                     Description

            10.1               Letter, dated May 14, 1998, from North Fork Bank.

            27                 Financial Data Schedule.