Form 10KSB/A
period 1997-06-30
LOGIMETRICS INC
filed 1998-07-10
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

            Securities registered pursuant Section 12(g) of the Act:

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

As of December 31, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,111,000 as computed by reference to the closing bid price of the stock ($0.44) multiplied by the number of shares of voting stock outstanding on December 31, 1997 held by non-affiliates.


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

Class of Common Stock                       Outstanding at December 31, 1997
                                            --------------------------------

Common Stock, par value                              25,648,984 shares
$.01 per share

           Transitional Small Business Disclosure Format (check one):

                       Yes [ ]               No [X]

                                LOGIMETRICS, INC.
                                  FORM 10-KSB/A
                            YEAR ENDED JUNE 30, 1997
                                      INDEX


                                     PART II


Item 6.    Management's Discussion and Analysis or Plan of Operation.........3

Item 7.    Consolidated Financial Statements.................................7

                                     PART II


Item 6. Management's  Discussion and Analysis or Plan of Operation

Results of Operations

Overview

On April 25, 1997, a wholly owned subsidiary of the Company merged into mmTech, in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of mmTech for all periods presented. Unless otherwise indicated, all references to the Company in the Management's Discussions and Analysis of Financial Condition and Results of Operations include mmTech and all references to LogiMetrics mean the Company excluding mmTech.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

Net Revenues. For the fiscal year ended June 30, 1997, net revenues increased by $2.5 million, or 28.1%, to $11.4 million from $8.9 million for the fiscal year ended June 30, 1996, due to increased sales of transmitting equipment to CT&T and its licensees for use in the LMDS market. Net revenues from the sale of TWTAs and other high-power amplifiers in the Company's traditional markets were approximately the same as for the prior year.

Gross Profit. For the fiscal year ended June 30, 1997, gross profit increased by $3.8 million to $2.8 million from a negative $1.0 million for the fiscal year ended June 30, 1996. As a percentage of net revenues, gross profit increased to 24.7% for the 1997 fiscal year from a negative 10.7% for the 1996 fiscal year. The improvement in gross profit was attributable to increased sales of LMDS equipment, which typically have higher margins than the Company's other products. In addition, gross profit for the 1996 fiscal year was adversely affected as a result of the write-off, in connection with the Company's revised marketing focus, of approximately $1.4 million of inventory consisting of approximately $960,000 of write-downs of inventory to lower of cost or market and $448,000 of write-offs for slow moving and obsolete inventory. The write-offs resulted primarily from the Company's decision to shift the focus of its marketing efforts away from military applications and toward commercial applications. As a result of this change in marketing focus, the Company determined that the value of certain inventory items relating primarily to defense-related products and components should be written down to net realizable value or, in some cases, written-off.

Selling, General and Administrative. For the fiscal year ended June 30, 1997, selling, general and administrative expenses increased by $309,000, or 9.6%, to $3.5 million from $3.2 million for the fiscal year ended June 30, 1996. As a percentage of net revenues, selling, general and administrative expenses decreased to 30.9% in the 1997 fiscal year from 36.2% in the 1996 fiscal year. Selling, general and administrative expenses primarily increased as a result of an increase of professional fees of $311,000 due primarily to fees incurred in connection with the mmTech merger. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the spreading of expenses over a higher revenue base and actions taken by management to conserve cash and rationalize the Company's operations.

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

Income Taxes. In the fiscal year ended June 30, 1997, the Company had an income tax expense of $380,000, compared to an income tax benefit of $299,000 for the fiscal year ended June 30, 1996. LogiMetrics and mmTech currently file separate federal and state tax returns. The tax expense recorded in 1997 relates to pre-tax income generated by mmTech.

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

The Company's capital expenditures during fiscal 1997 aggregated $159,000. Such expenditures consisted primarily of the acquisition of equipment needed to support the Company's operations. The Company anticipates that capital expenditures during fiscal 1998 will increase, in part as a result of the Company's intent to modernize its management information systems as funding is available. The Company expects to finance such capital expenditures out of its working capital.

During the fiscal years ended June 30, 1997 and June 30, 1996, the Company raised approximately $3.0 million from the private sales of convertible debentures, convertible preferred stock and warrants to fund a portion of its cash flow needs. In addition, the Company has attempted to address its liquidity needs through, among other things, headcount reductions and negotiations of credit terms with its suppliers. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund its working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. See "Right to Designate Directors; Changes in Control." There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which, by its terms, matures on April 30, 1998, pursuant to which, the Company is entitled to draw up to $2,200,000 assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At June 30, 1997, the Company had approximately $874,000 available under the Revolver. The Term Loan and the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1997, the Bank's prime rate was 8.5%. As a result of the Company's losses during fiscal 1997, as of June 30, 1997, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter beginning with the quarter ended June 30, 1997 (the "Net Income Covenant"). Additionally, as of October 28, 1997, the Company was in violation of a covenant contained in the Facility which required the Company to deliver audited financial statements for the fiscal year ended June 30, 1997, and as of November 14, 1997, the Company was in violation of a covenant contained in the Facility requiring the Company to deliver to the Bank financial statements for the fiscal quarter ended September 30, 1997 (these covenants are collectively referred to herein as the "Reporting Requirement Covenants"). The Bank has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997 and September 30, 1997. The Bank has also waived the Reporting Requirement Covenants defaults until February 28, 1998.

In addition to the Facility, at June 30, 1997 the Company had issued and outstanding $1,500,000 of its 12% Convertible Senior Subordinated Debentures due December 31, 1998 (which were subsequently exchanged for the Amended and Restated Class B 13% Senior Subordinated Debentures due July 29, 1999, the "Class B Debentures"), which contain financial covenants identical to those contained in the Facility. Accordingly, as of June 30, 1997, the Company was in default in respect of the Net Income Covenant contained in the Class B Debentures to the same extent as under the Facility. Additionally, as of October 28, 1997 and November 14, 1997, the Company was in default of the Reporting Requirement Covenants to the same extent as under the Facility. The holder of the Class B Debentures has waived the Net Income Covenant default in respect of the fiscal quarters ended June 30, 1997, September 30, 1997 and December 31, 1997, and has waived the Reporting Requirement Covenants defaults until February 28, 1998. Pursuant to the terms of the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. The Company has not yet filed the registration statement. As a result, effective October 28, 1997 the interest rate on the Class B Debentures was increased by 1-1/2% per annum pursuant to their terms. Unless the Company complies with its registration obligations, the interest rate on the Class B Debentures will continue to increase (subject to a maximum interest rate of 17% per annum). The holder of the Class B Debentures has the right to declare all amounts thereunder due and payable if the registration statement is not declared effective by the SEC on or prior to April 25, 1998. The holder of the Class B Debentures has waived until February 28, 1998 any default arising as a result of the Company's failure to file the required registration statement.

In the event that the Company is unable to comply with the terms of the indebtedness described above and does not obtain waivers of any defaults that might occur as a result thereof, the Bank and the holders of the Senior
Subordinated Indebtedness would have the right to declare the amounts due thereunder due and owing. In the event of such acceleration, the Company would be required to obtain additional financing to repay the amounts owed to the Bank and the holders of the Senior Subordinated Indebtedness or to take other action to protect its business and assets.

At December 31, 1997, CT&T was indebted to the Company in the amount of approximately $3.4 million, representing amounts due and owing as a result of equipment purchased by CT&T, approximately $3.1 million of which was more than 60 days past due at such date. The Company has been engaged in discussions with CT&T pursuant to which, among other things, the Company has sought payment of all amounts past due from CT&T. In connection with those discussions, CT&T has alleged that it is entitled to certain credits or offsets against amounts it owes to the Company. The Company believes the objections to payment raised by CT&T in its discussions with the Company are without merit.

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

Net Operating Loss Carry Forward

LogiMetrics and mmTech currently file separate federal and state income tax returns. As of June 30, 1997, LogiMetrics had net operating loss carry forwards of approximately $6.1 million available to be used to offset future income. Such loss carry-forwards expire between 2011 and 2012.

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

                        LOGIMETRICS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.  Consolidated Financial Statements

                                                                      Page

Opinions of Independent Certified Public Accountants                  7, 8

Balance Sheet - June 30, 1997                                           10

Statements of Operations                                                11
Years ended June 30, 1997 and 1996

Statements of Stockholders' Equity (Deficiency)                     12, 13
Years ended June 30, 1997 and 1996

Statements of Cash Flows                                                14
Years ended June 30, 1997 and 1996

Notes to Financial Statements                                        15-29

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders LogiMetrics, Inc. and Subsidiaries Bohemia, New York

We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of income, accumulated deficit and cash flows of mmTech, Inc., a wholly-owned subsidiary, for the year ended October 31, 1996, which statements reflect total revenues constituting 43% of consolidated total revenues for the year ended June 30, 1996. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for mmTech, Inc. is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of mmTech, Inc. for the year ended October 31, 1996 in conformity with generally accepted accounting principles.

/s/ Reydel, Perier & Neral

REYDEL, PERIER & NERAL, PA
Wall, New Jersey
February 7, 1997


                                        LOGIMETRICS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                          June 30, 1997

           ASSETS
                  Current Assets
                      Cash (Note 8)                                                        $368,327
                      Accounts receivable, less allowance
                           for doubtful accounts of $150,000                              2,156,464
                      Costs and estimated earnings in excess of
                           billings on uncompleted contracts (Note 4)                       785,013
                      Inventories (Note 5)                                                3,349,036
                      Prepaid expenses and other current assets                              89,512
                                                                                             ------

                                 Total current assets                                     6,748,352

                  Equipment and fixtures (net) (Note 7)                                     620,243
                  Deferred financing costs                                                  216,462
                  Other assets                                                               38,443
                                                                                             ------

                      TOTAL ASSETS                                                       $7,623,500
                                                                                          =========
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  Current Liabilities
                      Accounts payable and other accrued expenses                        $4,975,804
                      Advance payments                                                    1,125,907
                      Income taxes payable                                                  416,564
                      Current portion of long-term debt (Note 8)                          3,193,018
                                                                                          ---------

                                 Total current liabilities                                9,711,293

                  Long term debt                                                          1,594,314
                                                                                          ---------

TOTAL LIABILITIES                                                                        11,305,607
                                                                                         ----------

                  Commitments  (Note 12)
                  Stockholders' deficiency (Notes 8 and 10)
                      Preferred Stock:
                           Series A, stated value $50,000 per share;
                           authorized, 200 shares; issued and
                           outstanding, 30 shares                                           990,564
                      Warrants     (Note 10)                                              1,023,234
                      Common Stock:
                           Par Value $.01; authorized,
                           100,000,000 shares; issued and
                           outstanding, 22,391,434 shares                                   223,914
                      Additional paid-in capital                                          1,644,583
                      Deficit                                                            (7,401,452)
                      Stock subscriptions receivable (Note 10)                             (162,950)
                                                                                           ---------

                      TOTAL STOCKHOLDERS' DEFICIENCY                                     (3,682,107)
                                                                                          ---------
                      TOTAL LIABILITIES AND
                           STOCKHOLDERS' DEFICIENCY                                      $7,623,500
                                                                                          =========
                 See Notes to Consolidated Financial Statements



                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                                1997                1996

                                                                            Restated (Note 3)
Net Revenues                                              $11,374,182             $8,879,544
Cost and expenses:
Cost of revenues (Note 4)                                   8,563,694              9,831,316
Selling, general and
administrative expenses                                     3,520,094              3,211,232
Research and development                                      647,919                628,967
                                                              -------                -------

Loss from operations                                       (1,357,525)            (4,791,971)
Interest expense                                              763,801                455,741
                                                              -------                -------

Loss before income taxes                                   (2,121,326)            (5,247,712)
(Benefit) provision for
income taxes (Note 9)                                         380,000               (299,000)
                                                              -------               ---------

Net loss                                                   (2,501,326)            (4,948,712)
Preferred stock dividends                                     234,164                 57,205
                                                              -------                 ------

Net loss attributable
to common shareholders                                    $(2,735,490)           $(5,005,917)
                                                          ============           ============

Loss per common
share (Note 11)                                                $(0.12)                $(0.23)

Weighted average number of common
shares and equivalents outstanding (Note 10)                22,282,361             22,202,754


                     See Notes to Consolidated Financial Statements

                                              LOGIMETRICS, INC.
                                         CONSOLIDATED STATEMENTS OF
                                       STOCKHOLDERS' EQUITY (DEFICIENCY)

                              Par Value

                           Class A      Class B                  Additional            Stock           Retained    Stockholders'
                           Common       Common     Preferred     Paid-in               Subscriptions   Earnings      Equity
                           Stock        Stock      Stock         Capital      Warrants Receivable      (Deficit)    (Deficit)


Balance, June 30, 1995
as previously reported     $261,060    $25,000        -        $1,949,209      -      $(177,950)       $601,395     $2,658,714

Common stock issued
pursuant to merger
(Note 3)                  1,924,780        -          -       (1,923,780)      -          -           (216,400)       (215,400)
                          ---------        -          -       -----------      -          -           ---------       ---------

Balance, June 30, 1995
as restated (Note 3)      2,185,840     25,000        -            25,429      -       (177,950)        384,995      2,443,314
                          ---------     ------     -------         ------    -----     ---------        -------      ---------

Receipt of stock
subscription payments       -              -          -             -          -         13,750           -             13,750

Issuance of Warrants
Series A                    -              -          -             -         11,285      -               -             11,285
Series B                    -              -          -             -         28,215                                    28,215
Series C                    -              -          -             -        457,628                                   457,628
Series D                                                                     509,436                                   509,436
Series E                                                                      10,000                                    10,000
Series F                                                                       6,670                                     6,670

Preferred Stock issuance                            990,564                                                            990,564

Conversion of Class B
Common Stock to Class
A Common Stock              25,000     (25,000)       -             -           -          -              -               -

Change in par value per
share from
$.10 to $.01           (1,989,756)         -          -         1,989,756       -          -              -               -

Exercise of Series D
Warrants                       943         -          -             -           -          -              -              943

Expenditures relating to
Preferred Stock
offering and
registration
statement                   -              -          -         (370,602)       -          -              -         (370,602)

Net loss                    -              -          -             -           -          -          (4,948,712) (4,948,712)

Preferred Stock dividends   -              -          -             -           -          -             (57,205)    (57,205)
                            -              -          -             -           -          -             --------    --------

Balance, June 30, 1996     222,027         -        990,564     1,644,583  1,023,234  (164,200)       (4,620,922)   (904,714)
                           -------       -----      -------     ---------  ---------  ---------       -----------   ---------

Receipt of stock
subscription payments                                                                   1,250                          1,250

Exercise of Series
  D Warrants                 1,887                                                                                     1,887

Net loss                                                                                              (2,501,326) (2,501,326)

Change in year end of pooled
company                                                                                                  (45,040)    (45,040)

Preferred Stock dividends    -             -          -             -           -         -             (234,164)   (234,164)
                             -             -          -             -           -         -             ---------   ---------

Balance, June 30, 1997    $223,914        $-      $990,564     $1,644,583 $1,023,234 $(162,950)      $(7,401,452)$(3,682,107)
                          ========       =====    ========     ========== =====================      ========================

(continued)



                                LOGIMETRICS, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                                   Class A                Class B               Preferred
                                                                Common Stock            Common Stock                Stock

Shares Outstanding

Balance at June 30, 1995
  As previously reported                                         2,610,614                 250,000               -

Common Stock issued pursuant to the merger
(Note 3)                                                        19,247,800                   -                   -

Balance, June 30, 1995
  As restated (Note 3)                                          21,858,414                250,000                -

Issuance of Preferred Stock                                          -                       -                    30

Conversion of Class B
  Common Stock to Class A                                          250,000               (250,000)                -

Exercise of Series D
  Warrant                                                           94,340                 -                      -

Balance at June 30, 1996                                        22,202,754                 -                      30

Exercise of Series D Warrants                                      188,680                 -                      -

Balance, June 30, 1997                                          22,391,434                 -                      30
                                                                ==========              =========            =======

                 See Notes to Consolidated Financial Statements


                                                     LOGIMETRICS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED JUNE 30,
                                                                             1997                       1996

                                                                                                     Restated (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(2,501,326)              $(4,948,712)
                                                                           ------------              ------------

Adjustments  to reconcile net loss to net cash
provided by (used for)  operating activities:
Depreciation and amortization                                                 462,861                    198,662
          Allowance for doubtful accounts                                      75,000                     70,500
          Deferred income tax (benefit)                                           -                     (299,000)
          Increase (decrease) in cash from:
                Accounts receivable                                           443,865                    428,080
                Costs and estimated earnings
                    in excess of billings on
                    uncompleted account contracts                             216,750                  2,357,220
                Inventories                                                  (929,883)                  (963,956)
                Prepaid expenses and other
                    current assets                                            134,485                   (124,195)
                Accounts payable and accrued expenses                       1,870,188                    657,427
                Other assets                                                  440,282                    564,726
                                                                              -------                    -------

                        Total adjustments                                   2,713,548                  2,889,464
                                                                            ---------                  ---------

          Net cash provided by (used for) operating activities                212,222                 (2,059,248)
                                                                              -------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures                                          (159,301)                  (139,325)
                                                                             ---------                  ---------

          Net cash used for investing activities                             (159,301)                  (139,325)
                                                                             ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of debt issuance - net                                               291,003                    568,602
Proceeds of warrant issuance                                                      -                    1,023,234
Proceeds of preferred stock issuance                                              -                    1,129,398
Repayment of loans from stockholders                                          (5,972)                    (86,032)
Proceeds from exercise of warrants                                             1,887                         943
Decrease in stock subscriptions receivable                                     1,250                      13,750
Repayment of debt                                                           (242,010)                   (429,191)
                                                                            ---------                   ---------

          Net cash provided by financing activities                           46,158                   2,220,704
                                                                              ------                   ---------

NET INCREASE IN CASH                                                          99,079                      22,131

CASH and CASH EQUIVALENTS, beginning of period                               269,248                     230,991
                                                                             -------                     -------

CASH and CASH EQUIVALENTS, end of period                                    $368,327                    $253,122
                                                                            ========                    ========

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

b.         Revenue Recognition


Revenues related to products with short-term production cycles are recognized when the products are shipped. The Company reports revenues from the sale of products which have unique customer specifications and long-term production cycles on the percentage-of-completion method for financial reporting purposes. Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

j.       Research and Development Costs

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $648,000 and $629,000 for the fiscal years ended June 30, 1997 and 1996, respectively.

k.         Reclassifications


Certain amounts in the 1996 financial statements have been reclassified to conform with 1997 presentation.

2.       Financial Condition and Liquidity

On March 7, 1996, LogiMetrics completed a private placement of senior debentures and warrants (see Note 8) and a private placement of preferred stock and warrants (see Note 10(a)). On July 29, 1997, the Company completed a private placement of convertible debentures and warrants (see Note 16). In conjunction with the March 7, 1996 and July 29, 1997 transactions, the Company restructured certain of its debt (the "First Debt Restructuring" and the "Second Debt Restructuring," respectively). Additionally, on March 7, 1996, new management was brought in to change the focus of the Company's operations. The primary objective of this change in focus was to redirect LogiMetrics' focus toward the higher value-added, broad band wireless communications market. Consistent with this focus, on April 25, 1997, a subsidiary of LogiMetrics merged into mmTech, a manufacturer of broad band wireless communications equipment. (The merger is further discussed in note 3.) As a result of the change in focus, the merger and other operating inefficiencies preceding the change in control, operations for the fiscal years ended June 30, 1997 and 1996, have been significantly impacted.

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

The  Company  has  not  paid  any  dividends  on  its  Series  A 12%  Cumulative
Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Preferred Stock"), which have accumulated in the amount of approximately $380,000 through December 31, 1997. Additionally, as of December 31, 1997, the Company is past due in payments to vendors in an amount of approximately $1,800,000.

Recognizing the need for additional resources to fund the Company's anticipated operating shortfalls, management has entered into discussions with investment bankers and other consultants to assist with identifying and pursuing additional funding sources. In relation to these efforts, during the years ended June 30, 1997 and 1996, the Company raised approximately $3.0 million from the private sale of convertible debentures, convertible preferred stock and warrants. Through December 31, 1997 the Company raised approximately an additional $3.4 million through the private issuance of convertible debentures and warrants; and on December 31, 1997, the Company sold approximately $2.6 million of notes receivable for approximately $2.4 million in cash (refer to note 16 for further information). While management expects that the continuing efforts of the investment bankers and other consultants will result in the identification of new financing sources, no assurance can be given that the Company will be successful in raising capital.

Based upon the above information, the Company's financial statements for the year ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financial agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. If the Company is unable to generate sufficient cash flows from operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

3.       Acquisition

On April 25, 1997, a wholly owned subsidiary of LogiMetrics merged into mmTech, pursuant to which LogiMetrics issued 19,247,800 shares of its common stock, par value $0.01 per share (the "Common Stock"), to Mr. Charles S. Brand, the sole stockholder of mmTech. mmTech is primarily engaged in the design, development, manufacturing and sale of telecommunications equipment used in Local Multipoint Distribution Service ("LMDS") systems that deliver wireless video, telephone and data signals. The acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of mmTech for all periods presented. The accompanying consolidated financial statements for the year ended June 30, 1997 include the operations of mmTech on a common fiscal year. The accompanying consolidated financial statements for the year ended June 30, 1996 include the operations of mmTech for the fiscal year ended October 31, 1996. Accordingly, as a result of conforming fiscal years, mmTech's net income of $45,040 for the period July 1, 1996 through October 31, 1996 is included twice in the accompanying consolidated statements of operations for the fiscal years ended June 30, 1997 and 1996, and has been included as an adjustment to consolidated accumulated deficit. Additionally, revenues of approximately $963,000 and expenses of approximately $918,000 for the period from July 1, 1996 through October 31, 1996 are included twice in the accompanying Consolidated Statements of Operations for the fiscal years ended June 30, 1997 and 1996. Included in the operating results of the Company for the year ended June 30, 1997 are approximately $3,600,000 and
$5,822,000 of revenues of mmTech and LogiMetrics, respectively, and approximately $400,000 of net income of mmTech prior to the date of acquisition and approximately $2,735,000 of net loss of LogiMetrics prior to the date of acquisition. Because the acquisition was accounted for as a pooling of interests, acquisition expenses of $135,000 have been charged against results of operations in the year ended June 30, 1997.

The following is a reconciliation of certain restated amounts with amounts previously reported for 1996:

Revenues:

As previously reported                                            $5,038,193
Effect of mmTech pooling of interests                              3,841,351
                                                                   ---------
As restated                                                       $8,879,544
                                                                   ---------
Net income (loss):
As previously reported                                           $(5,196,067)
Effect of mmTech pooling of interests                                190,150
                                                                  -----------
As restated                                                      $(5,005,917)
                                                                  -----------
       Net income (loss) per share: Primary:
As previously reported                                                $(1.82)
Effect of mmTech pooling of interests                                   1.59
                                                                       -----
As restated                                                           $(0.23)
                                                                       ------

4.   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at June 30, 1997:

Costs and estimated earnings                                      $1,235,707

Less:               Estimated loss upon completion                  (293,094)
                    Progress billings                               (157,600)
                                                                   ----------
                                                                  $  785,013
                                                                   ==========

The Company bills its customers based upon terms specified in individual contracts. All costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 1997 are expected to be collected within one year.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Inventories

Inventory consists of the following at June 30, 1997:


                    Raw material and components                 $1,573,727
                    Work-in-progress                             1,211,598
                    Finished goods                                 563,711
                                                                   -------

                                                                $3,349,036
                                                                 =========
6.       Supplementary Information - Statement of Cash Flows

                                           Cash paid  during  the  period for:

                                                     Year ended June 30,

                                                 1997                1996
                                                 ----                ----

                    Interest                  $359,214          $331,356
                    Income taxes              $  -0-              $9,931

            Non-cash investing and financing  activities during the period for:

                                                      Year ended June 30,

                                                    1997                1996
                                                    ----                ----

                Machinery and equipment
                  purchased under capital lease  $117,685            $107,686

7.       Equipment and Fixtures

Equipment and fixtures, at cost, are summarized as follows at June 30, 1997:


                   Machinery and equipment                        $2,434,271
                   Furniture and fixtures                            141,115
                   Leasehold improvements                            179,562
                                                                      -------

                                                                    2,754,948
                   Less: accumulated depreciation and amortization (2,134,705)
                                                                    ---------

                                                                     $620,243
                                                                      =======

8.       Long-Term Debt

Long-term debt consists of the following at June 30, 1997:

           Notes payable to Bank                                   $2,375,961
           Senior debentures                                        1,500,000
                  Less:   Discount at issuance                       (457,628)
                  Plus:   Amortization of discount                    214,515
           Subordinated debentures                                    300,000
           Notes payable - officer (Note 15)                          623,086
           Notes payable - other                                       45,000
           Capital lease obligations                                  186,398
                                                                      -------

                                                                    4,787,332
                  Less: current portion                            (3,193,018)
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

Subsequently, on March 7, 1996, in connection with the First Debt Restructuring, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants", respectively). Modifications reflected in the Subordinated Debentures included: (i) an amendment to the "anti-dilution" clause contained in the Subordinated Debentures to permit the issuance of the Series C Warrants (as defined below), Series D Warrants (as defined in Note 10(a) below), Series E Warrants (as defined in Note 10(c) below) and the options then awarded to a former executive of the Company; (ii) permitting the Senior Debentures (as defined below) to be secured by a second lien on the assets of the Company;
(iii) revisions to the financial covenants to conform to those contained in the Facility (as defined below) and (iv) the payment of interest on the Subordinated Debentures to be made quarterly instead of annually. (Refer to Note 10c for a further discussion of the Series A Warrants and Series B Warrants.) (Refer to discussions of Senior Debentures and Series C Warrants below for more information regarding the First Debt Restructuring and the Second Debt Restructuring.)

At June 30, 1997, accrued interest on the Subordinated Debentures totaled approximately $79,000. The principal was payable in one balloon payment on July 14, 1997. On that date, in accordance with their terms, the Subordinated Debentures were converted into an aggregate of 1,200,000 shares of Common Stock. All accrued interest on the Subordinated Debentures was paid on August 29, 1997.

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

Senior Debentures and Series C Warrants

In connection with the First Debt Restructuring, the Company and Cerberus Partners, L.P. ("Cerberus") entered into a Unit Purchase Agreement, dated March 7, 1996 (the "Unit Purchase Agreement"), pursuant to which the Company issued to Cerberus 30 Units (the "Units"), each Unit consisting of $50,000 in aggregate principal amount of the Company's 12% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Senior Debentures") and a Common Stock Purchase Warrant Series C (the "Series C Warrants") to purchase 84,746 shares of Common Stock for $.01 per share at any time prior to March 7, 2003. The Company allocated the $1,500,000 proceeds between the Senior Debentures and the Series C Warrants based upon their estimated fair value as of March 7, 1996. On July 29, 1997, in connection with the Second Debt Restructuring, the Senior Debentures were exchanged for the Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures").

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each Class B Debenture is convertible into 84,746 shares of Common Stock. The Class B Debentures were senior in right of payment to the Company's Subordinated Debentures, but are subordinate to the Company's Term Loan and Revolver. As a result of the exchange of the Senior Debentures for the Class B Debentures, the principal is payable on the Class B Debentures in one balloon payment due July 29, 1999. The terms of the Class B Debentures conform, in all material respects, to the terms of the Class A Debentures defined and discussed in Note 16.

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

Principal payments due on all long-term debt consist of the following:

           Fiscal year ending June 30, 1998                      $3,193,018
           Fiscal year ending June 30, 1999                       1,568,231
           Fiscal year ending June 30, 2000                          14,505
           thereafter                                                11,578
                                                                     ------

                                                                 $4,787,332
                                                                  =========

9.       Income Taxes

The provision for (benefit from) income taxes consists of the following:


Year Ended June 30, 1997                              Federal          State          Total

           Current                                   $272,000        $108,000         $380,000
           Deferred                                (1,330,000)       (307,000)      (1,637,000)
           Valuation Allowance                      1,330,000         307,000        1,637,000
                                                    ---------         -------        ---------

                                                     $272,000        $108,000         $380,000
                                                     ========        ========         ========

Year Ended June 30, 1996                              Federal          State          Total

           Current                                      -               -               -
           Deferred                               $(1,476,000)          -           $(1,476,000)
           Valuation Allowance                      1,177,000           -              1,177,000
                                                    ---------           -              ---------

                                                    $(299,000)          -             $(299,000)
                                                    ==========          =             ==========


                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of deferred tax assets as of June 30, 1997:

          Current Deferred Taxes:

              Costs in excess of deferred revenue                  $328,000
              Inventory Reserves                                    356,000
              Accounts Receivable                                    63,000
              Accrued Expenses                                       70,000
                                                                     ------

Total Current                                                       817,000
                                                                   --------
Non-Current Deferred Taxes:
              Depreciation                                           18,000
              NOL Carry-forward                                   2,553,000
                                                                  ---------
              Non-Current                                         2,571,000
                                                                  ---------
Total Deferred Tax Assets                                         3,388,000

Valuation Allowance                                             (3,388,000)
                                                                 ----------
Net Deferred Tax Assets                                         $     -
                                                                 ===========

The valuation allowance is necessary based upon the Company's history of operating losses and the expectation of future operating losses which will, more likely than not, result in the Company's inability to utilize its deferred tax assets.

As of June 30, 1997, the Company had net operating loss carry-forwards of approximately $6.1 million available to be used to offset future income. Such net operating loss carry-forwards will expire during the period from 2011 to 2012.


The Company's effective tax rate differs from the anticipated federal statutory rate. A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                       % of Pretax Earnings
                                                        Years Ended June 30,
                                                       1997             1996

      Federal statutory tax rate                      (34.0)%          (34.0)%
      Permanent difference                              1.3             -
      Net operating loss not producing
       a current tax benefit                           32.7             28.3
      Federal and state taxes
       related to the earnings
       of mmTech:
                                  State                 3.4              -
                                  Federal              12.8              1.4
            Utilization of net operating
              loss carry-forward                         -              (1.4)
            Other                                       1.7              -
                                                        ---             ------

                       Final provision                 17.9%            (5.7)%
                                                       =====            ======


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

In May 1997, the Company's Certificate of Incorporation was amended. Among other

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

things, the authorized Common Stock of the Company was increased from 35,000,000 shares of Common Stock to 100,000,000 shares of Common Stock. As of June 30, 1997, the Company had outstanding 22,391,434 shares of Common Stock and 30 shares of Preferred Stock. In addition, as of June 30, 1997, the Company had 20,312,980 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date. As of December 31, 1997, the Company had outstanding 25,648,984 shares of Common Stock and 28 shares of Preferred Stock. In addition, as of December 31, 1997, the Company had 32,912,939 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date.

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

Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to all the dividend payments due at December 31, 1997, the Board of Directors has elected to defer payment until the Company has sufficient cash for that purpose. Pursuant to the terms of the Preferred Stock and the Series D Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the conversion of the Preferred Stock and the exercise of the Series D Warrants. The Company has not yet effected such registration.

The accumulated amount of dividends due on the Preferred Stock as of December 31, 1997 is approximately $380,000. As a result of the Company's failure to effect the registration rights of the holders of the Preferred Stock, the dividend rate on the Preferred Stock increased to 17% per annum effective March 4, 1997. Until the Company complies with its registration obligations, the dividend rate will remain at 17% per annum.

The Preferred Stock is redeemable, at the Company's option, upon the giving of thirty days prior written notice, unless the price of the Company's Common Stock fell below $5.00 per share during the 120-day period immediately preceding the date of the notice. If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

b.       Stock Options

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net loss attributable to common shareholders and net loss per share would have increased to the pro forma amounts indicated below:

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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. The weighted average fair value of options granted during fiscal 1997 was $0.55 per share.

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

A summary of the status of the Stock Compensation Program at June 30, 1997 is presented below:

                                                                                   Weighted
                                                                    Weighted       Average
                                                 Shares             Average        Remaining
                                                 Underlying         Exercise       Contractual
                                                 Options            Price          Life

Outstanding at beginning of year                   -                  -                -
Granted                                          2,798,800             .55            10 Years
Exercised                                          -                  -
Forfeited                                          -                  -
                                                   -                  -

Outstanding at end of year                       2,798,800            $.55
                                                 =========            ====

Exercisable at end of year                       1,442,935            $.55            10 Years
                                                 =========            ====


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

The options are exercisable in accordance with the following vesting schedule:

           Date Vested                 Exercise Price           Number of Shares

           March 7, 1996                    $.40                    125,000
           September 14, 1996               $.40                    100,000
                                            ----                    -------

           Total                                                    225,000
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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants and Series F Warrants are referred to herein collectively as the "Warrants." The Company used the Black-Scholes option pricing model in establishing values for the Warrants. In accordance with SFAS No. 123, the Series B Warrants, Series E Warrants and Series F Warrants, all of which were issued in return for services received, have been accounted for based upon the estimated fair value of the warrants issued. Pursuant to the terms of the Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the exercise of the Warrants. The Company has not yet effected such registration. In the event that the Company does not fulfill its registration obligations, holders of the affected warrants may have legal recourse against the Company as a result of such failure and may have the right to seek injunctive relief requiring the Company to comply with such registration obligations.

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

12.      Commitments

a.       Lease Agreements

The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 1997 were as follows:

           Fiscal year ending June 30, 1998                        $285,827
           Fiscal year ending June 30, 1999                         284,625
           Fiscal year ending June 30, 2000                         230,523
           thereafter                                                13,320

b.     Employment Agreements


In connection with the merger with mmTech in April 1997, the Company entered into five-year employment agreements with two officers of the Company, which provide for base compensation totaling $350,000, subject to periodic increases at the discretion of the Company's Board of Directors. The agreements also provide for certain life insurance and severance benefits.

13.      Major Customers

One customer accounted for 54% and 41% of net revenues, for the years ended June 30, 1997 and 1996, respectively.

Sales to foreign customers by geographic location, as a percentage of net revenues, were as follows:

      Years ended June 30,                      1997                   1996

           Asia                                  16%                    34%
           Canada                                11                      2
           Europe                                 9                      5
                                                 --                     ---

                                                 36%                    41%
                                                 ===                    ===

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

In July 1997, Mr. Phipps purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note") and recorded as a stock subscription receivable. The Phipps Note does not bear interest, has no fixed maturity date, and is secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note will automatically be forgiven upon the occurrence of a "Change in Control Event" (as defined in the Phipps Note). The Phipps Note will become due and payable upon the occurrence of certain events, including a sale or other disposition by Mr. Phipps of the shares of Common Stock or the termination of Mr. Phipps' employment as a result of a "Termination for Cause" (as defined in the Phipps Note). If Mr. Phipps' employment terminates, other than as a result of a Termination for Cause or a "Without Cause Termination" (as defined in the Phipps Note), the Phipps Note will become payable in 60 monthly installments. The Company has agreed to make certain payments to Mr. Phipps in respect of certain federal income tax consequences which may result from the terms of the Phipps Note.

Prior to its acquisition by the Company, Mr. Brand, the Company's Chairman and Chief Executive Officer, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $649,150, and $623,086 in such advances were outstanding at June 30, 1997. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum. The Company also agreed that, subject to its cash flow requirements, it would use its best efforts to repay up to $300,000 of such advances on or before September 30, 1997 and that the remaining advances


                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would be repaid at a rate of $50,000 per month, commencing in October 1997. As of December 31, 1997, the Company has paid Mr. Brand $200,000 pursuant to the arrangements described above.

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

16.      Subsequent Events

In July 1997 the Company entered into a Purchase Agreement (the "Purchase Agreement") with a group of institutional investors (the "Purchasers"), including certain entities affiliated with Mark B. Fisher, a director of the Company. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Purchasers $2,750,000 in aggregate principal amount of the Company's Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at an exercise price of $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at an exercise price of $1.125 per share, for a total purchase price of $3,352,500. Pursuant to the terms of the Purchase Agreement, the Purchasers have the right, at any time prior to July 28, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). The Company used the Black-Scholes option pricing model in establishing values for the Series G Warrants, Series H Warrants, and Series I Warrants and the Purchase Option.

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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the terms of the Stockholders Agreement, an ad hoc committee of the Board of Directors is to be formed to search for a permanent successor to Mr. Brand as the Company's Chief Executive Officer. Mr. Brand has the right, in his sole discretion, to approve any such successor. Under the terms of the Stockholders Agreement, the successor Chief Executive Officer will be treated as a director designated by Mr. Brand and will be entitled to serve as a member of the Executive Committee of the Board of Directors (which will be further increased in size to permit such appointment). As of December 31, 1997, the ad hoc committee had not yet been formed.

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

                                               LOGIMETRICS, INC.

Date: July 10, 1998                             By:/S/ NORMAN M. PHIPPS
                                                  ------------------------
                                                   Norman M. Phipps
                                                   President and
                                                   Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and its capacities and on the dates indicated.

Date: July 10, 1998                             By:/S/ NORMAN M. PHIPPS
                                                  ------------------------
                                                   Norman M. Phipps
                                                   President, Chief Operating
                                                   Officer and Director

Date: July 10, 1998                             By:/S/ CHARLES S. BRAND
                                                  -----------------------
                                                   Charles S. Brand
                                                   Chairman of the Board


Date: July 10, 1998                             By:/S/ FRANK A. BRAND
                                                  -------------------------
                                                   Frank A. Brand, Director


Date: July 10, 1998                             By:/S/ JEAN-FRANCOIS CARRERAS
                                                  ---------------------------
                                                   Jean-Francois Carreras,
                                                   Director


Date: July 10, 1998                             By:/S/ MARK B. FISHER
                                                  ---------------------------
                                                   Mark B. Fisher, Director


Date: July 10, 1998                             By:/S/ FRANCISCO A. GARCIA
                                                  ---------------------------
                                                   Francisco A. Garcia, Director


Date: July 10, 1998                             By:/S/ KENNETH C. THOMPSON
                                                  ---------------------------
                                                   Kenneth C. Thompson
                                                   Chief Executive Officer and
                                                   Director
                                                   (Principal Executive Officer)


Date: July 10, 1998                             By: /S/ ERIK S. KRUGER
                                                   ---------------------------
                                                    Erik S. Kruger
                                                    Vice President Finance
                                                      and Administration
                                                    (Principal Accounting and
                                                      Financial Officer