Form 10QSB/A
period 1998-03-31
LOGIMETRICS INC
filed 1998-07-10
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

Balance Sheet - March 31, 1998................................................ 3

Statements of Operations -
Nine months ended March 31, 1998 and 1997..................................... 4

Statements of Cash Flows -
Nine months ended March 31, 1998 and 1997......................................5

Notes to Consolidated Financial Statements...................................6-8


Item 2.  Management's Discussion and Analysis or Plan of Operation..........9-12

SIGNATURES..................................................................  13


                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                                           $930,518
Accounts receivable, less allowance
for doubtful accounts of $505,875                                             1,990,914
Inventories (Note 2)                                                          3,728,386
Prepaid expenses and other current assets                                        36,257
                                                                                 ------

             Total current assets                                             6,686,075

Equipment and fixtures (net)                                                    594,504
Deferred financing costs                                                         91,290
Other assets                                                                     37,477
                                                                                 ------

TOTAL ASSETS                                                                 $7,409,346
                                                                              =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses                                  $3,073,383
Advance payments                                                                885,631
Income taxes payable                                                            283,948
Current portion of long-term debt (Note 3)                                    2,310,467
                                                                              ---------

             Total current liabilities                                        6,553,429

Long term debt (Note 3)                                                       5,070,596
                                                                              ---------

TOTAL LIABILITIES                                                           $11,624,025
                                                                             ==========
COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 3 and 4)
Preferred Stock:
Series A, stated value $50,000 per share;
authorized, 200 shares; issued and
outstanding, 28 shares                                                          924,526
Common Stock:
Par value $.01; authorized,
100,000,000 shares; issued and
outstanding, 25,892,414 shares                                                  258,924
Additional paid-in capital                                                    4,324,978
Deficit                                                                      (8,858,657)
Stock subscriptions receivable (Note 4)                                        (864,450)
                                                                               ---------

TOTAL STOCKHOLDERS' DEFICIENCY                                              $(4,214,679)
                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $ 7,409,346
                                                                             ===========
                 See Notes to Consolidated Financial Statements



                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended March 31,
                                                          1998                       1997
                                                                            Restated (Note 1)

Net revenues (Note 5)                                  $6,865,193                 $8,420,252
Costs and expenses:
Cost of revenues                                        4,076,584                  6,539,726
Selling, general and
administrative expenses                                 3,157,326                  2,400,290
Research and development                                  352,416                    559,606
                                                          -------                    -------

Loss from operations                                     (721,133)                (1,079,370)

Interest expense                                          709,450                    552,207
                                                          -------                    -------

Loss before income taxes                               (1,430,583)                (1,631,577)

Provision (benefit) for
income taxes                                             (132,615)                   356,542
                                                         ---------                   -------

Net loss                                               (1,297,968)                (1,988,119)

Preferred stock dividends                                 159,238                    171,079
                                                          -------                    -------

Net loss attributable
to common stockholders                                $(1,457,206)               $(2,159,198)
                                                      ============               ============

Loss per common share (Note 6)                             $(0.06)                   $(0.10)

Weighted average number of
common shares outstanding                              25,336,207                 22,246,137
                                                       ==========                 ==========

                 See Notes to Consolidated Financial Statements


                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended March 31,
                                                       1998                     1997
                                                                          Restated (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,297,968)          $(1,988,119)
                                                       ------------          ------------

Adjustments to reconcile net loss to
net cash (used for) provided by
operating activities:
Depreciation and amortization                              399,031               366,242
Allowance for doubtful accounts                            355,875                75,000
Accrued interest expense paid by
             issuance of debentures                        387,917                 --
Increase (decrease) in cash from:
Accounts receivable                                       (182,624)              224,131
Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                           785,013               266,887
Inventories                                               (379,350)             (112,635)
Prepaid expenses and other
           current assets                                   44,254                74,323
Accounts payable and accrued expenses                   (2,293,851)              840,829
Other assets/liabilities                                  (131,649)              357,847
                                                          ---------              -------

             Total adjustments                          (1,015,384)            2,092,624
                                                        -----------            ---------

Net cash (used for) provided by operating
activities                                              (2,313,352)              104,505
                                                        -----------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and fixtures                        (110,411)             (113,888)
                                                          ---------             ---------

Net cash used for investing activities                    (110,411)             (113,888)
                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt issuance - net                        2,750,000                   --
Proceeds from warrant issuance                             567,500                   --
Proceeds from sale of stock                                 32,500                   --
Repayment of loan from stockholder - net                  (175,489)              (63,558)
Proceeds from exercise of warrants                          16,131                 1,887
Stock subscriptions received                                 8,500                 1,250
Repayment of debt - net                                   (213,188)              (93,630)
                                                          ---------              --------

Net cash (used for) provided by
financing activities                                     2,985,954              (154,051)
                                                         ---------              ---------

NET INCREASE (DECREASE) IN CASH                            562,191              (163,434)

CASH AND CASH EQUIVALENTS, beginning
of period                                                  368,327               269,248
                                                           -------               -------

CASH AND CASH EQUIVALENTS, end of period                  $930,518              $105,814
                                                          ========              ========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). Unless otherwise indicated, all references to the Company in the Management's Discussion and Analysis of Financial Condition and Results of Operations include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the business combination with mmTech which occurred on April 25, 1997 and which has been accounted for as a pooling of interests.

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

2.       Inventories

Inventory consists of the following at March 31, 1998:

Raw material and components                                  $1,407,401
Work-in-progress                                              2,091,312
Finished goods                                                  229,673
                                                                -------

                                                             $3,728,386
                                                              =========

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.       Long-Term Debt

Long-term debt consists of the following at March 31, 1998:

Notes payable to Bank                                        $2,208,249
Class A Debenture                                             3,001,921
Class B Debenture                                             1,635,996
Less:      Discount at issuance                                (457,628)
Plus:      Amortization of discount                             343,224
Notes payable - stockholder                                     447,598
Notes payable - other                                            45,000
Capital lease obligations                                       156,703
                                                                -------

Sub-total                                                     7,381,063
Less:      current portion                                    2,310,467
                                                              _________
Total long-term debt                                         $5,070,596
                                                              =========
Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1998                               $150,003
Fiscal year ending June 30, 1999                              2,173,944
Fiscal year ending June 30, 2000                              5,045,578
Thereafter                                                       11,538
                                                                 ------

                                                             $7,381,063
                                                              =========
4.       Stockholders' Deficiency

Stock subscriptions receivable consists of the following at March 31, 1998:

Notes from former officers                                   $154,450
Notes from two employees                                      675,000
Note from a director                                           35,000
                                                               ------

                                                             $864,450
                                                              =======
5.       Revenue Recognition

In December 1997, CellularVision of New York, L.P. ("CVNY") entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CellularVision Technology & Telecommunications L.P. ("CT&T") approximately $3.0 million of the amounts owed by CT&T . Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). The CVNY Note relates to equipment, substantially all of which had been ordered by CT&T and CVNY in prior periods, and which was being held at the Company's premises at CVNY's request. In addition, CVNY has confirmed to the Company in writing that it has purchased the equipment covered by the CVNY Note and has assumed the risk of loss with respect thereto. CVNY has committed to accept delivery of all such equipment by June 30, 1998. As of December 28, 1997, CVNY had paid approximately $50,000 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse for approximately $2.4 million. The loss of approximately $190,000 on the sale of the CVNY Note was recorded in selling, general and administrative expenses. During the second quarter of fiscal 1998, the Company recorded approximately $3.0 million of sales related to these transactions.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

6.       Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. In accordance with SFAS No. 128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. The loss per share calculations for the nine-month periods ended March 31, 1998 and March 31, 1997 do not give effect to common stock equivalents because they would have an antidilutive effect.

LOGIMETRICS, INC.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

Net revenues for the nine months ended March 31, 1998 decreased $1.5 million, or 18%, to $6.9 million from $8.4 million for the comparable period of 1997. The decrease in revenues resulted primarily from lower revenues from TWTAs and related equipment which more than offset a slight increase in sales of LMDS equipment. During the nine months ended March 31, 1997, the Company had a higher level of longer-term projects for which it recognized revenues prior to shipment under the percentage-of-completion method of accounting. During the comparable period in fiscal 1998, a higher proportion of the Company's sales was comprised of equipment sales for which revenues are recognized only upon shipment. Accordingly, the decline in TWTA revenues resulted primarily from these differences in the timing of the recognition of revenues. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenues from the sale of LMDS equipment to CT&T and certain of its affiliates. Based upon the Company's understanding of current conditions in the emerging LMDS market, including delays in the FCC auction of the LMDS spectrum which did not conclude until March 25, 1998, the Company expects sales of LMDS equipment to be substantially lower for the remainder of fiscal 1998.

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

SG&A expenses for the nine months ended March 31, 1998 increased $757,000, or 32%, to $3.2 million from $2.4 million for the comparable period of 1997, primarily as a result of the recording of a $356,000 allowance for doubtful accounts relating to amounts owed to the Company by CT&T, $240,000 resulting from the addition of certain key personnel and $190,000 on the loss on the sale of the CVNY Note. As a percentage of net revenues, SG&A expenses increased to 46% of net revenues for the nine months ended March 31, 1998 from 29% for the comparable period of 1997 primarily as a result of fixed compensation and other SG&A expenses in conjunction with a lower revenue base.

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

Net cash used for investing activities was $110,000 for the nine months ended March 31, 1998, and $114,000 for the comparable period in 1997. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations. The Company does not expect to have additional significant capital expenditures during the remainder of the fiscal year ended June 30, 1998.

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

The Company has recently engaged in preliminary discussions with various institutional investors regarding the financing of the Company's working capital requirements. The discussions to date have involved a range of financing alternatives, including the extension of the Company's current indebtedness, the private or public offering of its equity and/or debt securities, and strategic alliances. However, the Company has not entered into any agreements, understandings or arrangements with respect to any such financing transactions. There can be no assurance that the Company will be able to raise sufficient funds to satisfy its requirements or as to the terms or timing of any financing that does take place. The sale by the Company of Common Stock or securities exercisable for, convertible into or exchangeable for, shares of Common Stock could result in substantial dilution to purchasers of the Securities offered hereby. Further, the terms of any debt financing may contain restrictive covenants that significantly restrict the Company's ability to take certain actions. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail its marketing and development activities and may be unable to operate as a going concern.

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 30, 1998, and a Modified Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures on January 2, 1999, which may be extended to July 1, 1999 under certain circumstances. Pursuant to the terms of the Revolver, the Company is entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At March 31, 1998, the Company had approximately $280,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At March 31, 1998, the Bank's prime rate was 8.5%. At March 31, 1998, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant"). The Bank has waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended March 31, 1998 and ending on and including the fiscal quarter ended December 31, 1998.

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

In the event that the Company is unable to comply with the terms of the indebtedness described above and does not obtain waivers of any defaults that might occur as a result thereof, the Bank and the holders of the Senior
Subordinated Indebtedness would have the right to declare the amounts due thereunder due and owing. In the event of such acceleration, the Company would be required to obtain additional financing to repay the amounts owed to the Bank and the holders of the Senior Subordinated Indebtedness or to take other actions to protect its business and assets.

As set forth in the Consolidated Financial Statements, the Company had a significant amount of indebtedness outstanding at March 31, 1998, a substantial portion of which becomes due and payable in 1999. Based on the Company's current working capital resources, the Company may not be able to repay all of such indebtedness as it becomes due. In the event that the holders of the Company's indebtedness do not agree to extend such indebtedness or do not convert their debt into shares of Common Stock (to the extent convertible), the Company will be required to obtain additional financing to repay such indebtedness or to take other actions to protect its business and assets.

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

                                LOGIMETRICS, INC.

Dated:  July 10, 1998         By:/S/ ERIK S. KRUGER
                                ---------------------
                                   Erik S. Kruger
                                   Vice President Finance and Administration and Principal Accounting Officer