Form 10KSB/A
period 1997-06-30
LOGIMETRICS INC
filed 2000-02-09
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2

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

Class of Common Stock                   Outstanding at December 31, 1997

Common Stock, par value                        25,648,984 shares
$.01 per share

              Transitional Small Business Disclosure Format (check one):

                          Yes [ ]            No [X]

                                LOGIMETRICS, INC.
                                 FORM 10-KSB/A2
                            YEAR ENDED JUNE 30, 1997
                                      INDEX


                                     PART II


Item 6.   Management's Discussion and Analysis or Plan of Operation........  3

Item 7.   Consolidated Financial Statements................................  7

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

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

Net Revenues. For the fiscal year ended June 30, 1997, net revenues increased by $2.5 million, or 28.1%, to $11.4 million from $8.9 million for the fiscal year ended June 30, 1996, due to increased sales of transmitting equipment to CT&T and its licensees for use in the LMDS market. The increase in LMDS equipment sales reflects the Company's emphasis on more profitable commercial applications. Net revenues from the sale of TWTAs and other high-power amplifiers in the Company's traditional markets were approximately the same as for the prior year.

Gross Profit. For the fiscal year ended June 30, 1997, gross profit increased by $3.8 million to $2.8 million, from a negative $1.0 million for the fiscal year ended June 30, 1996. As a percentage of net revenues, gross profit increased to 24.7% for the 1997 fiscal year from a negative 10.7% for the 1996 fiscal year. The improvement in gross profit was attributable to increased sales of LMDS equipment, which typically have higher margins than the Company's other products. In addition, gross profit for the 1996 fiscal year was adversely affected as a result of a write-off of approximately $448,000 of slow moving and obsolete inventory and a write-down of approximately $960,000 of inventory to lower of cost or market. During the quarter ended March 31, 1996, the Company stopped selling equipment used in certain defense-related applications and shifted its sales efforts toward commercial applications. The write-off resulted primarily from the Company's determination that, as a result of this shift, certain defense-related inventory would have no realizable value. As a result, the Company determined that the value of certain inventory items relating primarily to defense-related products and components should be written off. The inventory write-down resulted from decreases in market costs of raw materials held in the Company's inventory.

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

                        LOGIMETRICS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.  Consolidated Financial Statements

                                                                   Page

Opinions of Independent Certified Public Accountants              8, 9

Balance Sheet - June 30, 1997                                       10

Statements of Operations                                            11
Years ended June 30, 1997 and 1996

Statements of Stockholders' Equity (Deficiency)                  12, 13
Years ended June 30, 1997 and 1996

Statements of Cash Flows                                             14
Years ended June 30, 1997 and 1996

Notes to Financial Statements                                     15-29

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

/s/ Reydel, Perier & Neral

REYDEL, PERIER & NERAL, PA
Wall, New Jersey
February 7, 1997

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997

  ASSETS
    Current Assets
      Cash (Note 8)..................................................  $368,327
      Accounts receivable, less allowance
        for doubtful accounts of $150,000...........................  2,156,464
      Costs and estimated earnings in excess of
         billings on uncompleted contracts (Note 4)..................   785,013
      Inventories (Note 5)........................................... 3,349,036
      Prepaid expenses and other current assets......................    89,512

          Total current assets....................................... 6,748,352

       Equipment and fixtures (net) (Note 7)   ......................   620,243
       Deferred financing costs......................................   216,462
       Other assets..................................................    38,443

          TOTAL ASSETS.............................................. $7,623,500

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     Current Liabilities
        Accounts payable and other accrued expenses................. $4,975,804
        Advance payments............................................  1,125,907
        Income taxes payable........................................    416,564
        Current portion of long-term debt (Note 8)..................  3,193,018

          Total current liabilities.................................  9,711,293

     Long term debt.................................................  1,594,314

          TOTAL LIABILITIES......................................... 11,305,607

      Commitments  (Note 12)
      Stockholders' deficiency (Notes 8 and 10)
        Preferred Stock:
           Series A, stated value $50,000 per share;
           authorized, 200 shares; issued and
           outstanding, 30 shares...................................    990,564
        Warrants  (Note 10).........................................  1,023,234
        Common Stock:
           Par Value $.01; authorized,
           100,000,000 shares; issued and
           outstanding, 22,391,434 shares...........................    223,914
        Additional paid-in capital..................................  1,353,214
        Deficit..................................................... (7,110,083)
        Stock subscriptions receivable (Note 10) ...................   (162,950)

           TOTAL STOCKHOLDERS' DEFICIENCY........................... (3,682,107)

             TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY............................... $7,623,500

                 See Notes to Consolidated Financial Statements


                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED JUNE 30,
                                                            1997                1996

                                                                              Restated (Note 3)
Net Revenues.....................................         $11,374,182             $8,879,544
Cost and expenses:
Cost of revenues (Note 4)........................           8,563,694              9,831,316
Selling, general and
administrative expenses..........................           3,520,094              3,211,232
Research and development.........................             647,919                628,967

Loss from operations.............................          (1,357,525)            (4,791,971)
Interest expense.................................             763,801                455,741

Loss before income taxes.........................          (2,121,326)            (5,247,712)
(Benefit) provision for
income taxes (Note 9)............................             380,000               (299,000)

Net loss.........................................          (2,501,326)            (4,948,712)
Preferred stock dividends........................             234,164                 57,205

Net loss attributable
to common shareholders...........................         $(2,735,490)           $(5,005,917)

Loss per common
share (Note 11)..................................              $(0.12)                $(0.23)

Weighted average number of common
shares and equivalents outstanding (Note 10).....          22,282,361             22,202,754

                 See Notes to Consolidated Financial Statements


                                                LOGIMETRICS, INC.
                                            CONSOLIDATED STATEMENTS OF
                                         STOCKHOLDERS' EQUITY (DEFICIENCY)

                              Par Value

                              Class A      Class B                  Additional              Stock           Retained   Stockholders'
                              Common       Common     Preferred     Paid-in                 Subscriptions   Earnings   Equity
                              Stock        Stock      Stock         Capital      Warrants   Receivable      (Deficit)  (Deficit)

Balance, June 30, 1995
as previously reported       $261,060      $25,000      -          $1,949,209       -       $(177,950)      $601,395     $2,658,714

Common stock issued
pursuant to merger
(Note 3)..............      1,924,780        -          -          (1,923,780)      -          -            (216,400)      (215,400)
                            ---------       -------    ----        -----------    -----      ---------       --------     ----------
Balance, June 30, 1995
as restated (Note 3)..      2,185,840       25,000      -              25,429       -        (177,950)       384,995      2,443,314
                            ---------       ------     ----        -----------    -----      ---------       --------     ----------
Receipt of stock
subscription payments.         -             -          -                -          -          13,750           -            13,750

Issuance of Warrants
Series A..............         -             -          -                -        11,285         -              -            11,285
Series B..............         -             -          -                -        28,215                                     28,215
Series C..............         -             -          -                -       457,628                                    457,628
Series D..............                                                   -       509,436                                    509,436
Series E..............                                                   -        10,000                                     10,000
Series F..............                                                   -         6,670                                      6,670

Preferred Stock issuance                             990,564             -                                                  990,564

Conversion of Class B
Common Stock to Class
A Common Stock........         25,000      (25,000)     -                -          -           -               -               -

Change in par value per
share from
$.10 to $.01..........     (1,989,756)       -          -           1,989,756       -           -               -               -

Exercise of Series D
Warrants..............            943        -          -                -          -           -               -               943

Expenditures relating to
Preferred Stock
offering and
registration
statement.............           -           -          -            (370,602)      -           -               -          (370,602)

Net loss..............           -           -          -                -          -           -         (4,948,712)    (4,948,712)

Preferred Stock dividends                    -                        (57,205)                                              (57,205)
                                                                     ---------                                           -----------

Balance, June 30, 1996        222,027        -       990,564        1,587,378  1,023,234     (164,200)    (4,563,717)      (904,714)
                              -------       ----     -------        ---------  ---------     ---------    -----------    -----------
Receipt of stock
  subscription payments                                                                         1,250                         1,250

Exercise of Series D Warrants   1,887                                                                                         1,887

Net loss..............           -           -          -                -          -            -        (2,501,326)    (2,501,326)

Change in year end of pooled
company...............                                                                                       (45,040)       (45,040)

Preferred Stock dividends        -           -          -          (234,164)       -               -             -         (234,164)
                              -------       ----    --------     -----------  ----------    ---------    -----------    ------------
Balance, June 30, 1997       $223,914       $-      $990,564     $1,353,214   $1,023,234    $(162,950)   $(7,110,083)   $(3,682,107)
                             ========       ====    ========     ==========   ==========    ==========   ============   ============


                                                LOGIMETRICS, INC.

                                                 LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                                   Class A                  Class B                Preferred
                                                                 Common Stock            Common Stock               Stock

Shares Outstanding

Balance at June 30, 1995
  As previously reported..................................       2,610,614                250,000                        -

Common Stock issued pursuant
  to the merger (Note 3)..................................      19,247,800                   -                           -

Balance, June 30, 1995
  As restated (Note 3)....................................      21,858,414                250,000                        -

Issuance of Preferred Stock...............................            -                     -                           30

Conversion of Class B
  Common Stock to Class A.................................         250,000               (250,000)                       -

Exercise of Series D
  Warrant.................................................          94,340                 -                             -

Balance at June 30, 1996..................................      22,202,754                 -                             30

Exercise of Series D Warrants.............................         188,680                 -                              -

Balance, June 30, 1997....................................      22,391,434                 -                             30
                                                                ==========                ====                          ====

                                  See Notes to Consolidated Financial Statements


                                                LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended June 30,
                                                                                1997                    1996
                                                                                                 Restated (Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................           $(2,501,326)            $(4,948,712)
                                                                             ------------             -----------
Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
         Depreciation and amortization............................               462,861                 198,662
         Allowance for doubtful accounts..........................                75,000                  70,500
         Deferred income tax (benefit)............................                     -                (299,000)
         Increase (decrease) in cash from:
              Accounts receivable.................................               443,865                 428,080
              Costs and estimated earnings in excess of
                  billings on uncompleted account contracts.......               216,750               2,357,220
              Inventories.........................................              (929,883)               (963,956)
              Prepaid expenses and other current assets...........               134,485                (124,195)
              Accounts payable and accrued expenses...............             1,870,188                 657,427
              Other assets........................................               440,282                 564,726
                                                                               ---------              -----------
                  Total adjustments...............................             2,713,548               2,889,464
                                                                               ---------              -----------
         Net cash provided by (used for) operating activities.....               212,222              (2,059,248)
                                                                                 -------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures...............................              (159,301)               (139,325)
                                                                                ---------               ---------
         Net cash used for investing activities...................              (159,301)               (139,325)
                                                                                ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of debt issuance - net...................................               291,003                 568,602
Proceeds of warrant issuance......................................                     -               1,023,234
Proceeds of preferred stock issuance..............................                     -               1,129,398
Repayment of loans from stockholders..............................                (5,972)                (86,032)
Proceeds from exercise of warrants................................                 1,887                     943
Decrease in stock subscriptions receivable........................                 1,250                  13,750
Repayment of debt.................................................              (242,010)               (429,191)
                                                                                ---------              ----------
         Net cash provided by financing activities................                46,158               2,220,704
                                                                                 -------               ---------
NET INCREASE IN CASH..............................................                99,079                  22,131

CASH and CASH EQUIVALENTS, beginning of period....................               269,248                 230,991
                                                                                 -------                 -------
CASH and CASH EQUIVALENTS, end of period..........................              $368,327                $253,122
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

(a)        Principles of Consolidation

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

(b)        Revenue Recognition

Revenues related to standard manufactured products are recognized when such products are shipped. The Company reports revenues from the sale of customized manufactured products related to long-term contracts on the percentage-of-completion method for financial reporting purposes. Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The net sales value of partially completed contracts in excess of billings is included in current assets.

(c)        Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

(d)        Equipment and Fixtures

Equipment and fixtures are recorded at cost and include equipment under capital leases. Depreciation and amortization are provided by the straight-line method over an estimated useful life of five or ten years and in the case of leasehold improvements, the remaining lease term.

(e)        Income Taxes

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

(f)        Use of Estimates

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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(g)          Long-Lived Assets

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

(h)        Fair Value of Financial Instruments

At June 30, 1997, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

(i)        Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the lives of the related obligations.

(j)      Research and Development Costs

The Company expenses all research and development costs as incurred. The Company incurred research and development expenses of approximately $648,000 and $629,000 for the fiscal years ended June 30, 1997 and 1996, respectively.

(k)        Reclassifications

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

The following is a reconciliation of certain restated amounts with amounts previously reported for 1996:

Revenues:
As previously reported.............................................  $5,038,193
Effect of mmTech pooling of interests..............................   3,841,351
                                                                      ---------
As restated........................................................  $8,879,544
                                                                      ---------
Net income (loss):
As previously reported............................................  $(5,196,067)
Effect of mmTech pooling of interests.............................      190,150
                                                                      ----------
As restated.......................................................  $(5,005,917)
                                                                     -----------
Net income (loss) per share: Primary:
As previously reported............................................       $(1.82)
Effect of mmTech pooling of interests.............................         1.59
                                                                           -----
As restated.......................................................       $(0.23)
                                                                          ------

4.   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following at June 30, 1997:

Costs and estimated earnings......................................   $1,235,707

Less:
         Estimated loss upon completion...........................     (293,094)
         Progress billings........................................     (157,600)
                                                                       ---------
                                                                     $  785,013
                                                                     ===========

The Company bills its customers based upon terms specified in individual contracts. All costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 1997 are expected to be collected within one year.


5.       Inventories

Inventory consists of the following at June 30, 1997:

                    Raw material and components...................    $1,573,727
                    Work-in-progress..............................     1,211,598
                    Finished goods................................       563,711
                                                                       ---------
                                                                      $3,349,036
                                                                      ==========

6.       Supplementary Information - Statement of Cash Flows

                    Cash paid during the period for:

                                                           Year ended June 30,
                                                            1997            1996

                    Interest............................ $359,214       $331,356
                    Income taxes........................ $  -0-         $  9,931

          Non-cash investing and financing activities during the period for:

                                                             Year ended June 30,
                                                        1997                1996

                    Machinery and equipment
                      purchased under capital lease....$117,685         $107,686

7.       Equipment and Fixtures

Equipment and fixtures, at cost, are summarized as follows at June 30, 1997:

                    Machinery and equipment............              $2,434,271
                    Furniture and fixtures.............                 141,115
                    Leasehold improvements.............                 179,562

                                                                      2,754,948
                    Less: accumulated depreciation and amortization. (2,134,705)
                                                                     -----------
                                                                       $620,243
                                                                     ===========

8.       Long-Term Debt

Long-term debt consists of the following at June 30, 1997:

           Notes payable to Bank................................     $2,375,961
           Senior debentures....................................      1,500,000
              Less:  Discount at issuance.......................       (457,628)
              Plus:  Amortization of discount...................        214,515
           Subordinated debentures..............................        300,000
           Notes payable - officer (Note 15)....................        623,086
           Notes payable - other................................         45,000
           Capital lease obligations............................        186,398

                                                                      4,787,332
           Less: current portion................................     (3,193,018)
                                                                     -----------
                                                                      1,594,314
                                                                     ===========

Subordinated Debentures and Series A and Series B Warrants

On July 14, 1995, the Company completed a private offering of 15 units of its securities at a price of $20,800 per unit. Each unit consisted of one $20,000 12% Convertible Subordinated Debenture and one Common Stock Purchase Warrant, Series A. Of the per unit price of $20,800, the Company allocated $20,000 to each 12% Convertible Subordinated Debenture and $800 to each Common Stock Purchase Warrant, Series A, based upon their estimated fair value at the date of issuance. Each 12% Convertible Subordinated Debenture was priced at $20,000 (the allocated value) and had a conversion ratio of $0.25 per share. For managing the financing, Common Stock Purchase Warrants, Series B, to purchase 1,500,000 shares of Common Stock were sold to SFM Group, Ltd. ("SFM") at a price of $.02 per share, with an exercise price of $0.25 per share.

Subsequently, on March 7, 1996, in connection with the First Debt Restructuring, all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and Amended and Restated Series A and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants", respectively). Modifications reflected in the Subordinated Debentures included: (i) an amendment to the "anti-dilutioN" clause contained in the Subordinated Debentures to permit the issuance of the Series C Warrants (as defined below), Series D Warrants (as defined in Note 10(a) below), Series E Warrants (as defined in Note 10(c) below) and the options then awarded to a former executive of the Company; (ii) permitting the Senior Debentures (as defined below) to be secured by a second lien on the assets of the Company;
(iii) revisions to the financial covenants to conform to those contained in the Facility (as defined below) and (iv) the payment of interest on the Subordinated Debentures to be made quarterly instead of annually. (Refer to Note 10c for a further discussion of the Series A Warrants and Series B Warrants, including the method and significant assumptions used to value the Series A Warrants and the Series B Warrants.) (Refer to discussions of Senior Debentures and Series C Warrants below for more information regarding the First Debt Restructuring and the Second Debt Restructuring.)

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

Senior Debentures and Series C Warrants

In connection with the First Debt Restructuring, the Company and Cerberus Partners, L.P. ("Cerberus") entered into a Unit Purchase Agreement, dated March 7, 1996 (the "Unit Purchase Agreement"), pursuant to which the Company issued to Cerberus 30 Units (the "Units"), each Unit consisting of $50,000 in aggregate principal amount of the Company's 12% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Senior Debentures") and a Common Stock Purchase Warrant Series C (the "Series C Warrants") to purchase 84,746 shares of Common Stock for $.01 per share at any time prior to March 7, 2003. The Company allocated $1,042,372 of the $1,500,000 in proceeds to the Senior Debentures and $457,628 to the Series C Warrants, based upon their estimated fair market value at the date of issuance. Each Senior Debenture has a stated value of $50,000 (the face amount) and has a conversion ratio of $0.59 per share. On July 29, 1997, in connection with the Second Debt Restructuring, the Senior Debentures were exchanged for the Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures"). (Refer to Note 10(c) for a further discussion of the Series C Warrants, including the method and significant assumptions used to value the Series C Warrants.)

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

Principal payments due on all long-term debt consist of the following:

           Fiscal year ending June 30, 1998.......................    $3,193,018
           Fiscal year ending June 30, 1999.......................     1,568,231
           Fiscal year ending June 30, 2000.......................        14,505
           Thereafter.............................................        11,578
                                                                      ----------
                                                                      $4,787,332
                                                                      ==========
9.       Income Taxes

The provision for (benefit from) income taxes consists of the following:


       Year Ended June 30, 1997                       Federal          State          Total

           Current...............................    $272,000        $108,000         $380,000
           Deferred..............................  (1,330,000)       (307,000)      (1,637,000)
           Valuation Allowance...................   1,330,000         307,000        1,637,000
                                                   ----------        --------       ----------
                                                     $272,000        $108,000         $380,000
                                                   ==========        ========       ==========

       Year Ended June 30, 1996                       Federal          State          Total

           Current..............................        -               -               -
           Deferred.............................  $(1,476,000)          -          $(1,476,000)
           Valuation Allowance..................    1,177,000           -            1,177,000
                                                  -----------          -----       ------------
                                                  $  (299,000)          -            $(299,000)
                                                  ============         =====       ============


The following is a summary of deferred tax assets as of June 30, 1997:


Current Deferred Taxes:
         Costs in Excess of Deferred Revenue.................................     $328,000
         Inventory Reserves..................................................      356,000
         Accounts Receivable.................................................       63,000
         Accrued Expenses....................................................       70,000
                                                                                   -------
Total Current                                                                      817,000
                                                                                   -------
Non-Current Deferred Taxes:
         Depreciation........................................................       18,000
         NOL Carry-forward...................................................    2,553,000
                                                                                 ---------
         Non-Current.........................................................    2,571,000
                                                                                 ---------
Total Deferred Tax Assets....................................................    3,388,000

Valuation Allowance..........................................................  (3,388,000)
                                                                               -----------
Net Deferred Tax Assets......................................................     $   -
                                                                               ============

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

The Company's effective tax rate differs from the anticipated federal statutory rate. A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                       % of Pretax Earnings
                                                        Years Ended June 30,
                                                        1997             1996

Federal statutory tax rate..........................     (34.0)%        (34.0)%
Permanent difference................................       1.3             -
Net operating loss not producing
a current tax benefit...............................      32.7           28.3
Federal and state taxes
related to the earnings
of mmTech:
                  State.............................       3.4            -
                  Federal...........................      12.8            1.4
         Utilization of net operating
         loss carry-forward.........................       -             (1.4)
         Other......................................       1.7            -

                  Final provision...................      17.9%          (5.7)%
                                                         =====           =====

10.      Stockholders' Deficiency

(a)      Common and Preferred Stock

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

Preferred Stock and Series D Warrants

On March 7, 1996, the Company completed a private offering with respect to an additional 30 units of its securities. Each unit was comprised of one share of Preferred Stock and one Common Stock Purchase Warrant, Series D (the "Series D Warrants"). Each share of Preferred Stock is convertible into 94,340 shares of Common Stock. Each Series D Warrant entitles the holder thereof to purchase

94,340 shares of Common Stock at $.01 per share at any time prior to March 7, 2003. Holders of Preferred Stock have no voting or preemptive rights. The Company allocated $990,564 of the $1,500,000 in proceeds to the Preferred Stock and $509,436 to the Series D Warrants, based upon their estimated fair market value at the date of issuance. Each share of Preferred Stock has a stated value of $50,000 and has a conversion ratio of $0.53 per share.

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

(b)      Stock Options

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

                                                       1997

                                                      As Pro
                                                      Reported         Forma
Net loss attributable to
common shareholders...............................  $(2,735,490)    $(3,321,825)
Net loss per share................................        $(.12)          $(.15)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. The weighted average fair value of options granted during fiscal 1997 was $0.55 per share.

                                                                  1997

Dividend yield..............................................         0%
Expected volatility.........................................     100.0%
Risk-free interest rate.....................................      6.22%
Expected option lives, in years.............................         5

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

The options are exercisable in accordance with the following vesting schedule:

    Date Vested                            Exercise Price       Number of Shares

    March 7, 1996..........................      $.40              125,000
    September 14, 1996.....................      $.40              100,000
                                                 ----              -------
    Total                                                          225,000
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

(c)      Warrants

As of June 30, 1997, the Company had outstanding several series of warrants. The fair value of each warrant was estimated on the date of issuance using the Black Scholes option-pricing model. The significant assumptions used to value each warrant and the resulting fair value are set forth below.

The Series A Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1997 were exercisable for an aggregate of 600,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series A Warrants expire on July 15, 2002. The significant assumptions used to value the Series A Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series A Warrants of $0.10. These assumptions resulted in an aggregate fair value of $12,000 for the Series A Warrants.

The Series B Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1997 were exercisable for an aggregate of 1,500,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series B Warrants expire on July 15, 2002. The significant assumptions used to value the Series B Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series B Warrants of $0.10. These assumptions resulted in an aggregate fair value of $30,000 for the Series B Warrants. The Company recorded compensation expense of $30,000 upon the issuance of the Series B Warrants.

The Series C Warrants were issued in March 1996 in connection with the issuance of the Senior Debentures and as of June 30, 1997 were exercisable for an aggregate of 2,542,380 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series C Warrants expire on March 7, 2003. The significant assumptions used to value the Series C Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series C Warrants of $0.20. These assumptions resulted in an aggregate fair value of $457,628 for the Series C Warrants.

The Series D Warrants were issued in March 1996 in connection with the issuance of the Preferred Stock and as of June 30, 1997 were exercisable for an aggregate of 2,547,180 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series D Warrants expire on March 7, 2003. The significant assumptions used to value the Series D Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series D Warrants of $0.20. These assumptions resulted in an aggregate fair value of $509,436 for the Series D Warrants.

The Common Stock Purchase Warrants, Series E (the "Series E Warrants") were issued in March 1996 in connection with a consulting agreement and as of June 30, 1997 were exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.40 per share (subject to adjustment in certain circumstances). The Series E Warrants expire on March 7, 2003. The significant assumptions used to value the Series E Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series E Warrants of $0.10. These assumptions resulted in an aggregate fair value of $10,000 for the Series E Warrants. The Company recorded compensation expense of $10,000 upon the issuance of the Series E Warrants.

The Common Stock Purchase Warrants, Series F (the "Series F Warrants") were issued in May 1996 to certain directors, officers and other related parties as compensation for services performed and as of June 30, 1997 were exercisable for an aggregate of 667,040 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series F Warrants expire on March 7, 2003. . The significant assumptions used to value the Series F Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series F Warrants of $0.10. These assumptions resulted in an aggregate fair value of $6,670 for the Series F Warrants. The Company recorded compensation expense of $6,670 upon the issuance of the Series F Warrants.


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

(d)      Stock Subscriptions Receivable

As of June 30, 1997, two former officers of the Company owed the Company $106,350 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. During the year ended June 30, 1997, $1,250 was paid to the Company by one of the former officers.

(e)      Registration Rights

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

(a)      Lease Agreements

The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 1997 were as follows:

           Fiscal year ending June 30, 1998...................     $285,827
           Fiscal year ending June 30, 1999...................      284,625
           Fiscal year ending June 30, 2000...................      230,523
           Thereafter.........................................       13,320

(b)    Employment Agreements

In connection with the merger with mmTech in April 1997, the Company entered into five-year employment agreements with two officers of the Company, which provide for base compensation totaling $350,000, subject to periodic increases at the discretion of the Company's Board of Directors. The agreements also provide for certain life insurance and severance benefits.


13.      Major Customers

One customer accounted for 54% and 41% of net revenues, for the years ended June 30, 1997 and 1996, respectively.

Sales to foreign customers by geographic location, as a percentage of net revenues, were as follows:

           Years ended June 30,                      1997                 1996

           Asia.................................       16%                  34%
           Canada...............................       11                    2
           Europe...............................        9                    5

                                                       36%                  41%
                                                       ==                   ==

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

16.      Subsequent Events

In July 1997 the Company entered into a Purchase Agreement (the "Purchase Agreement") with a group of institutional investors (the "Purchasers"), including certain entities affiliated with Mark B. Fisher, a director of the Company. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Purchasers $2,750,000 in aggregate principal amount of the Company's Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at an exercise price of $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at an exercise price of $1.125 per share, for a total purchase price of $3,352,500. The Company allocated $2,750,000 of the $3,352,500 in proceeds to the Class A Debentures, $514,500 to the Series G Warrants, $66,000 to the Series H Warrants and $22,000 to the Series I Warrants, based upon their estimated fair market value at the date of issuance. Each Class A Debenture has a stated value of $50,000 (the face amount) and has a conversion ratio of $0.41666667 per share. Pursuant to the terms of the Purchase Agreement, the Purchasers have the right, at any time prior to July 28, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). The Company used the Black-Scholes option pricing model in establishing values for the Series G Warrants, Series H Warrants, and Series I Warrants and the Purchase Option.

The Series G Warrants, Series H Warrants and Series I Warrants all expire on July 29, 2004. The Purchase Option expires on July 28, 1998, which date may be extended from time to time upon the mutual agreement of the Company and the Purchasers. The significant assumptions used to value the Series G Warrants, the Series H Warrants and the Series I Warrants issued pursuant to the Purchase Agreement and to be issued pursuant to the Purchase Option (in the event the Purchase Option is exercised) included a risk free rate of 6.3%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying each series of warrants of $0.24. These assumptions resulted in an aggregate fair value of $514,500 for the Series G Warrants, $66,000 for the Series H Warrants and $22,000 for the Series I Warrants.

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

17.  Events Subsequent to Auditors' Report (unaudited)

Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Charles S. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Purchase Agreement, the Company issued and sold approximately $2,700,000 in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2,000,000. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire approximately $667,000 in face amount of the Class C Debentures pursuant to the Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are convertible upon the earlier of January 31, 1999 and the occurrence of certain events into shares of Common Stock at varying conversion prices set forth in the Class C Debentures. Pursuant to the terms of a Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Class C
Debentures are secured by a security interest in all of the Company's assets which ranks junior to the Facility described below and to the Class A Debentures and Class B Debentures and senior to the Class C Debentures purchased by Mr. Brand. Pursuant to the Intercreditor Agreement, each of the holders of the Class A Debentures and the Class B Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above.

On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of an amendment to the Intercreditor Agreement, the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Facility described below and senior to the Class A Debentures, the Class B Debentures and the Class C Debentures. Pursuant to the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Brand transferred to the Lenders an aggregate of 3,000,000 shares of Common Stock owned by him.

From time to time subsequent to September 1, 1999, the Company has continued to receive advances from certain of the Company's other investors. Such advances have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes.

At June 30, 1997, the Company was a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Sixth Restated and Amended Revolving Credit Note, dated as of April 25, 1997, pursuant to which North Fork Bank (the "Bank") provided the Company with a $640,000 term loan (the "Term Loan") which matured on December 31, 1998 and a revolving credit facility (the "Revolver") which matured on April 30, 1998, pursuant to which the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At June 30, 1997, $567,000 was outstanding under the Term Loan and the Company had approximately $400,000 available under the Revolver. The Term Loan and the Revolver bore interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1997, the Bank's prime rate was 8.5%. As a result of the Company's losses during fiscal 1997, as of June 30, 1997, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter beginning with the quarter ended June 30, 1997 (the "Net Income Covenant").

Since June 30, 1997, the Company has been in default of the Net Income Covenant. Additionally, since October 28, 1997, the Company has been in violation of a covenant contained in the Facility requiring the Company to deliver to the Bank certain financial and other information (the "Reporting Requirement Covenants"). As described below, the Bank has waived these defaults through December 31, 1999.

Subsequent to June 30, 1997, the Company and the Bank have, from time to time, modified the terms of the Facility to, among other things, extend the maturity date of the Revolver, reduce the amount available for borrowing thereunder and to waive ongoing covenant defaults as described above. In addition, the Bank has consented to the issuance of the Class A Debentures, the Class B Debentures, the Class C Debentures and the Bridge Notes and to the granting of the security interests contemplated thereunder.

In connection with a renewal and extension of the Revolver in October 1998, the Company issued to the Bank Common Stock Purchase Warrants, Series J (the "Series J Warrants") exercisable for an aggregate of 100,000 shares of Common Stock at an exercise price of $0.55 per share (subject to adjustment in certain circumstances). The Series J Warrants expired on July 1, 1999. The fair value of the Series J Warrants was estimated using the Black Scholes option-pricing model. The significant assumptions used to value the Series J Warrants included a risk free rate of 4.07%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series J Warrants of $0.25. These assumptions resulted in an aggregate fair value of $170 for the Series J Warrants.

On December 31, 1998, the Term Loan was repaid in accordance with its terms.

As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Reduced and Limited Forebearance Agreement (the "Forebearance Agreement"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forebear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Facility.

Since December 31, 1999, the Company has been negotiating with the Bank regarding the extension of the terms of the Revolver and the Forebearance Agreement. However, no assurance can be given that the Bank will grant such an extension or as to the terms thereof. In the event that the Bank does not agree to provide such an extension, the Bank would have the right to declare an event of default under the Revolver and to exercise the remedies provided to it under the Revolver as well as other remedies available to it.

At December 31, 1999, in addition to the Facility, the Company had issued and outstanding $5.2 million of its Class A Debentures and $2.2 million of its Class B Debentures (collectively, the "Senior Subordinated Indebtedness"), which contain financial covenants identical to those contained in the Facility. Accordingly, the Company has been in default under the Net Income Covenant and the Reporting Requirement Covenants to the same extent as under the Facility. The holders of the Senior Subordinated Indebtedness have agreed to extend the terms of the Senior Subordinated Indebtedness to March 7, 2000 and have waived the Net Income Covenant default and the Reporting Requirement Covenants until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Because the Company has failed to complete the required registration, the interest rate on the Class A Debentures and the Class B Debentures has increased to a maximum interest rate of 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC.

The Company had approximately $15.1 million of indebtedness outstanding at December 31, 1999, a substantial portion of which is either now due and payable or will become due and payable in calendar year 2000. Based on the Company's existing working capital resources, the Company would not be able to repay all of such indebtedness out of available working capital as it becomes due. In the event that the holders of the Company's indebtedness do not agree to extend such indebtedness or do not convert their debt into shares of Common Stock (to the extent convertible), the Company will be required to obtain additional financing to repay such indebtedness or to take other actions to protect its business and assets.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LOGIMETRICS, INC.

Date: February 3, 2000               By: /s/ Norman M. Phipps
                                           __________________________________
                                           Norman M. Phipps
                                           President and Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and its capacities and on the dates indicated.


Date: February 3, 2000               By: /s/ Norman M. Phipps
                                           _________________________________
                                           Norman M. Phipps
                                           President, Chief Operating Officer
                                           and Director (Principal Executive
                                           Officer)


Date: February 3, 2000               By:  /s/ Charles S. Brand
                                            ________________________________
                                            Charles S. Brand
                                            Chairman of the Board,
                                            Chief Technology Officer
                                            and Director

Date: February 3, 2000               By:  /s/ Frank A. Brand
                                            _______________________________
                                            Frank A. Brand, Director


Date: February 3, 2000               By:  /s/Jean-Franqois Carreras
                                            ________________________________
                                            Jean-Franqois Carreras, Director*


Date: February 3, 2000               By:  /s/Mark B. Fisher
                                            ________________________________
                                            Mark B. Fisher, Director


Date: February 3, 2000               By:  ________________________________
                                            Francisco A. Garcia, Director*


Date: February 3, 2000               By:  ________________________________
                                            Kenneth C. Thompson, Chief Executive
                                            Officer and Director**


Date: February 3, 2000               By:  /s/ Erik S. Kruger
                                            _______________________________
                                            Erik S. Kruger, Vice-President
                                            Finance and Administration
                                            (Principal Financial and Accounting
                                            Officer)

*    Mr.  Garcia  resigned,  effective  November 3, 1999.

**   Mr.  Thompson resigned, effective as of November 6, 1999.