Form 10QSB/A
period 1998-03-31
LOGIMETRICS INC
filed 2000-02-09
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A2

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

                   Yes [ ]              No [X]

                                LOGIMETRICS, INC.

                                      INDEX



Part I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Consolidated Financial Statements (Unaudited)

Balance Sheet - March 31, 1998............................................ 3

Statements of Operations -
Nine months ended March 31, 1998 and 1997................................. 4

Statements of Cash Flows -
Nine months ended March 31, 1998 and 1997................................. 5

Notes to Consolidated Financial Statements................................ 6-8


Item 2.  Management's Discussion and Analysis or Plan of Operation........ 9-12


SIGNATURES................................................................  13

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                                  $  930,518
Accounts receivable, less allowance
for doubtful accounts of $505,875                                      1,990,914
Inventories (Note 2)                                                   3,728,386
Prepaid expenses and other current assets                                 36,257
                                                                       ---------
             Total current assets                                      6,686,075

Equipment and fixtures (net)                                            594,504
Deferred financing costs                                                 91,290
Other assets                                                             37,477

TOTAL ASSETS                                                       $  7,409,346
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses                        $  3,073,383
Advance payments                                                        885,631
Income taxes payable                                                    283,948
Current portion of long-term debt (Note 3)                            2,310,467
                                                                    ------------
             Total current liabilities                                6,553,429

Long term debt (Note 3)                                               5,070,596
                                                                    ------------
TOTAL LIABILITIES                                                  $ 11,624,025
                                                                    ------------
COMMITMENTS
STOCKHOLDERS' DEFICIENCY (Note 3 and 4)
Preferred Stock:
Series A, stated value $50,000 per share;
authorized, 200 shares; issued and
outstanding, 28 shares                                                  924,526
Common Stock:
Par value $.01; authorized,
100,000,000 shares; issued and
outstanding, 25,892,414 shares                                          258,924
Additional paid-in capital                                            3,874,370
Deficit                                                              (8,408,049)
Stock subscriptions receivable (Note 4)                                (864,450)
                                                                     -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                     $ (4,214,679)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  7,409,346
                                                                    ============

                 See Notes to Consolidated Financial Statements


                                                 LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                       Nine Months Ended March 31,
                                                        1998                       1997
                                                                          Restated (Note 1)

Net revenues (Note 5)                                  $6,865,193                 $8,420,252
Costs and expenses:
Cost of revenues                                        4,076,584                  6,539,726
Selling, general and
administrative expenses                                 3,157,326                  2,400,290
Research and development                                  352,416                    559,606
                                                        ---------                 ----------
Loss from operations                                     (721,133)                (1,079,370)

Interest expense                                          709,450                    552,207
                                                        ---------                 ----------
Loss before income taxes                               (1,430,583)                (1,631,577)

Provision (benefit) for
income taxes                                             (132,615)                   356,542
                                                        ----------                 ---------
Net loss                                               (1,297,968)                (1,988,119)

Preferred stock dividends                                 159,238                    171,079
                                                        ----------                 ---------
Net loss attributable
to common stockholders                                $(1,457,206)               $(2,159,198)
                                                       ===========                ===========
Loss per common share (Note 6)                             $(0.06)                   $(0.10)

Weighted average number of
common shares outstanding                              25,336,207                 22,246,137
                                                       ==========                 ==========
                                  See Notes to Consolidated Financial Statements


                                                 LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                       Nine Months Ended March 31,
                                                         1998                     1997
                                                                          Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,297,968)          $(1,988,119)
                                                       ------------          ------------
Adjustments to reconcile net loss to
net cash (used for) provided by
operating activities:
Depreciation and amortization                              399,031               366,242
Allowance for doubtful accounts                            355,875                75,000
Accrued interest expense paid by
     issuance of debentures                                387,917                 --
Increase (decrease) in cash from:
Accounts receivable                                       (182,624)              224,131
Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                                 785,013               266,887
Inventories                                               (379,350)             (112,635)
Prepaid expenses and other current assets                   44,254                74,323
Accounts payable and accrued expenses                   (2,293,851)              840,829
Other assets/liabilities                                  (131,649)              357,847
                                                        -----------            ---------
         Total adjustments                              (1,015,384)            2,092,624

Net cash (used for) provided by operating
activities                                              (2,313,352)              104,505
                                                        -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and fixtures                        (110,411)             (113,888)
                                                        -----------            ----------
Net cash used for investing activities                    (110,411)             (113,888)
                                                        -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt issuance - net                        2,750,000                   --
Proceeds from warrant issuance                             567,500                   --
Proceeds from sale of stock                                 32,500                   --
Repayment of loan from stockholder - net                  (175,489)              (63,558)
Proceeds from exercise of warrants                          16,131                 1,887
Stock subscriptions received                                 8,500                 1,250
Repayment of debt - net                                   (213,188)              (93,630)
                                                         ----------            ----------
Net cash (used for) provided by
financing activities                                     2,985,954              (154,051)
                                                         ----------            ----------
NET INCREASE (DECREASE) IN CASH                            562,191              (163,434)

CASH AND CASH EQUIVALENTS, beginning
of period                                                  368,327               269,248
                                                          ---------            ---------
CASH AND CASH EQUIVALENTS, end of period                  $930,518              $105,814
                                                          =========            =========

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

2.       Inventories

Inventory consists of the following at March 31, 1998:

Raw material and components                                  $1,407,401
Work-in-progress                                              2,091,312
Finished goods                                                  229,673
                                                             ----------
                                                             $3,728,386
                                                             ==========

                                LOGIMETRICS, INC.
                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.       Long-Term Debt

Long-term debt consists of the following at March 31, 1998:

Notes payable to Bank                                        $2,208,249
Class A Debenture                                             3,001,921
Class B Debenture                                             1,635,996
Less:  Discount at issuance                                    (457,628)
Plus:  Amortization of discount                                 343,224
Notes payable - stockholder                                     447,598
Notes payable - other                                            45,000
Capital lease obligations                                       156,703
                                                              ---------
Sub-total                                                     7,381,063
Less:      current portion                                    2,310,467
                                                              ---------
Total long-term debt                                         $5,070,596
                                                             ==========
Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1998                               $150,003
Fiscal year ending June 30, 1999                              2,173,944
Fiscal year ending June 30, 2000                              5,045,578
Thereafter                                                       11,538
                                                              ---------
                                                             $7,381,063
                                                             ==========
4.       Stockholders' Deficiency

Stock subscriptions receivable consists of the following at March 31, 1998:

Notes from former officers                                   $154,450
Notes from two employees                                      675,000
Note from a director                                           35,000
                                                             --------
                                                             $864,450
                                                             ========

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

Net revenues for the nine months ended March 31, 1998 decreased $1.5 million, or 18%, to $6.9 million from $8.4 million for the comparable period of 1997. The decrease in revenues resulted primarily from lower revenues from TWTAs and related equipment which more than offset a slight increase in sales of LMDS equipment. Reduced revenues from TWTAs and related equipment primarily resulted from the Company's elimination of certain business lines, as it shifted its marketing focus toward more profitable commercial applications. As described in
Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenues from the sale of LMDS equipment to CT&T and certain of its affiliates. Based upon the Company's understanding of current conditions in the emerging LMDS market, including delays in the FCC auction of the LMDS spectrum which did not conclude until March 25, 1998, the Company expects sales of LMDS equipment to be substantially lower for the remainder of fiscal 1998.

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

The Company is a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") has provided the Company with a $640,000 term loan (the "Term Loan") which matures December 31, 1998 and a revolving credit facility (the "Revolver") which matures on January 2, 1999, which may be extended to July 1, 1999 under certain circumstances. Pursuant to the terms of the Revolver, the Company is entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At March 31, 1998, the Company had approximately $280,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At March 31, 1998, the Bank's prime rate was 8.5%. At March 31, 1998, the Company was in violation of a covenant contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant"). The Bank has waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended March 31, 1998 and ending on and including the fiscal quarter ended December 31, 1998.

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

Dated:  February 3, 2000                      By:/s/Erik S. Kruger
                                              ______________________________
                                              Erik S. Kruger
                                              Vice President--Finance and
                                              Administration and Principal
                                              Accounting Officer