Form 10KSB
period 1998-06-30
LOGIMETRICS INC
filed 2000-04-14
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 0-10696

                                LogiMetrics, Inc.
                 (Name of small business issuer in its charter)

                               Delaware 112171701
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                    50 Orville Drive, Bohemia, New York 11716
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (631) 784-4110

        Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities registered pursuant Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No:
[X]

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

          State issuer's revenues for its most recent fiscal year: $8,872,105

          As of February 29, 2000, the aggregate market value of voting stock held by non-affiliates of the issuer was $11,892,996 as computed by reference to the last reported sale price of the stock ($ 0.95) multiplied by the number of shares of voting stock outstanding on February 29, 2000 held by non-affiliates.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class of Common Stock                     Outstanding at February 29, 2000

     Common Stock, par value                         28,747,245 shares
      $.01 per share

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                LOGIMETRICS, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 1998
                                      INDEX

                                     PART I

                                                                           Page

Item 1.  Description of Business.............................               3

Item 2.  Description of Property.............................              16

Item 3.  Legal Proceedings...................................              16

Item 4.  Submission of Matters to a Vote of Security Holders..             16


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters..        18

Item 6.  Management's Discussion and Analysis or Plan of Operation..       19

Item 7.  Financial Statements.......................................       24

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure...................................       47


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..............   47

Item 10. Executive Compensation..........................................   50

Item 11. Security Ownership of Certain Beneficial Owners and Management..   53

Item 12. Certain Relationships and Related Transactions..................   56

Item 13. Exhibits and Reports on Form 8-K................................   57

                                     PART I

Item 1.  Description of Business

General

          LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company") designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and devices used to provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 gigahertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based devices and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

          In addition to the Company's broadband products, the Company designs, manufactures and markets a wide range of high power amplifiers, including traveling wave tube amplifiers ("TWTAs"), instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

          The Company was founded in December 1968. The Company's headquarters are located at 50 Orville Drive, Bohemia, New York 11716. The Company's telephone number is (631) 784-4110.

Recent Events

          On February 17, 2000, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Signal Technology Corporation ("Signal") pursuant to which Signal proposes to acquire the Company through the merger of a wholly owned subsidiary of Signal with and into LogiMetrics (the "Merger"). In connection with the proposed Merger, Signal currently intends to contribute the assets of mmTech to Signal's recently formed Signal Wireless Group ("SWG"). Pursuant to the current terms of the proposed Merger, holders of the Company's common stock, par value $0.01 per share (the "Common Stock") (including shares issuable upon the exercise or conversion of outstanding options, warrants and convertible securities), would receive, based on a formula to be finalized, a certain percentage of a tracking security that would reflect the performance of SWG ("SWG Equity"), which would be distributed upon completion of a public offering of SWG Equity, and shares of Signal common stock. The proposed Merger is intended to be tax-free to the stockholders of LogiMetrics for federal income tax purposes.

          In connection with the Letter of Intent, Signal has loaned $2,000,000 to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note"). The Signal Loan matures on December 31, 2000 and bears interest at a rate of 10% per annum, payable at maturity. The Signal Loan may be prepaid by the Company at any time and is subject to mandatory repayment in the event that the Company completes an institutional financing generating gross proceeds of $7,500,000 or more or the Company engages in certain extraordinary transactions (other than with Signal) or executes a letter of intent or agreement relating thereto. The Signal Loan is secured by liens on all of the Company's assets. Signal has the right to accelerate the repayment of the Signal Loan upon the occurrence of certain events of default, including the failure of the Company to pay amounts owed under the Signal Note when due, a material breach by the Company of certain covenants and representations and warranties made to Signal or the occurrence of certain insolvency events.

          Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1,000,000 (the "Investor Loans"). The Investor Loans are evidenced by a Substitute Negotiable Secured Senior Subordinated Promissory Note (the "Investor Notes") and are secured pari passu with the Signal Loan. The Investor Loans bear interest at a rate of 13% per annum (payable at maturity) and mature on July 1, 2000. The Signal Loan and the Investor Loans are referred to collectively as the "Loan Transactions."

          Pursuant to the Letter of Intent, the Company granted to Signal the option (the "Option") to purchase the Company's high-power amplifier business, currently conducted at the Company's facility in Bohemia, New York (the "New York Business"). The exercise price of the Option is $2,000,000 less the unpaid amount of the Signal Loan less any funded indebtedness of the Company assumed by Signal. The Option expires on the earlier of (i) 30 days after the payment in full of the Signal Loan and (ii) December 31, 2000.

          In addition, upon execution of the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the New York Business and has assumed all current liabilities of the New York Business. Pursuant to the Management Agreement, Signal intends to relocate the assets of the New York Business (excluding real estate and fixtures) to Signal's facility in Florida. Under the Management Agreement, Signal is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. Signal also has agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. Pursuant to the Management Agreement, if the Merger is not consummated and the Company enters into an acquisition transaction with a third party prior to December 31, 2000, Signal has the right either to retain ownership of the assets of the New York Business for no additional consideration or to return such assets to the Company. In the event that Signal returns such assets to the Company, the Company is obligated to reimburse Signal for the expenses of moving the assets both to and from Signal's Florida facility and for any interest payments made by Signal in respect of the Company's bank indebtedness.

          Pursuant to the Letter of Intent, the Company is obligated under certain circumstances to re-pay all loans made by Signal, together with a prepayment penalty of $100,000, and to pay a termination fee of $800,000 in the event that the Company enters into a letter of intent or similar agreement for an acquisition transaction with a third party prior to June 16, 2000.

          The transactions described above are collectively referred to as the "Signal Transactions."

          The consummation of the proposed Merger is subject to the satisfaction or waiver of a number of customary conditions precedent, including the satisfactory completion of the Company's and Signal's due diligence investigation of the business and affairs of one another, the Company's compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended, the negotiation and execution of definitive agreements for the Merger, the approval of the proposed Merger by the boards of directors and shareholders of Signal and the Company and the receipt of any required consents, authorization and approvals. No assurances can be given that such conditions will be satisfied or as to the timing thereof. Further, no assurances can be given that the Merger will be consummated on the terms summarized above or at all. For further information regarding the Signal Transactions, see Note 16 to the Notes to Consolidated Financial Statements.

          It is a condition to the Signal Transactions that the holders of approximately $10.7 million of the Company's indebtedness (excluding obligations owed to North Fork Bank (the "Bank") and certain other indebtedness) must be converted into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). Based on discussions with the holders of such indebtedness, the Company believes that such holders will convert that indebtedness to Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversion or as to the terms thereof. In addition, pursuant to the terms of the Signal Transactions, all previously issued options, warrants and other convertible securities will be required to be converted into Common Stock. Based on discussions with the holders of such securities, the Company believes that such holders will convert, exercise or exchange such securities for shares of Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversions, exercises and exchanges or as to the terms thereof. Based on the discussions held to date, the Company believes that it will be required to issue shares of Common Stock to the holders of such indebtedness and securities in an amount substantially in excess of 50% of the shares then-outstanding (after giving effect to such issuance).

          The summary of the Signal Transactions contained herein is not intended to be complete and is qualified in its entirety by reference to the Letter of Intent, the loan documents for the Loan Transactions and the Management Agreement, copies of which have been filed as exhibits to this Annual Report on Form 10-KSB.

Local Multipoint Distribution Services - LMDS

          Introduction

          The proliferation of the Internet, local area networks ("LANs") and home computers has resulted in explosive demand for increased bandwidth to speed the flow of information. While technology has adapted to needs of a new marketplace by providing faster processors, video conferencing, data sharing and distributed offices, communications technology companies continue to struggle to provide high-speed access to the desktop. The Company believes that LMDS offers the speed and capacity to provide a high-speed, reliable connection from a workstation or LAN to existing fiber optic backbones at a cost that is advantageous compared to existing alternatives. The traffic that LMDS can support is not only computer data; LMDS will also have the bandwidth and capacity to provide CATV, local telephony, and broadband access simultaneously to users in each cell.

          LMDS Auctions

          The Federal Communications Commission's ("FCC") initial LMDS auction was completed on March 25, 1998. In that auction, the FCC offered two LMDS licenses in each of 493 Basic Trading Areas ("BTAs") throughout the United States, for a total of 986 licenses. In each BTA, the FCC auctioned a Block A license consisting of 1,150 megahertz ("MHz") of spectrum and a Block B license consisting of 150 MHz of spectrum. The Block A licenses can carry the equivalent of 16,000 telephone calls and 200 video channels simultaneously.

          Of the 986 available licenses, 864 were awarded to 104 different bidders for bids totaling approximately $576 million. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed.

          The FCC prohibited local telephone companies (known as "local exchange carriers" or "LECs") and cable companies from owning Block A LMDS licenses in their service areas for a three year period ending June 30, 2000, in order to allow smaller companies to compete for the licenses and to prevent LECs or cable operators from bidding for LMDS spectrum in order to impede new competition. Thus, many large communications companies were excluded from the auction, but may acquire such licenses in the future. The FCC has reserved the right to extend the restriction on LECs and cable operators beyond June 30, 2000 if the FCC determines that an extension is necessary to further competition.

          The FCC commenced a second LMDS auction on April 27, 1999. In this auction, the FCC offered for sale a total of 161 LMDS licenses, including the 122 licenses unclaimed in the initial auction and 39 additional licenses on which the winning bidder in the initial auction defaulted on its payment obligation. The second LMDS auction was completed on May 12, 1999, with all 161 licenses claimed.

          LMDS Services

          LMDS is a broadband fixed wireless system that uses millimeter wave signals in the 28 GHz spectrum to transmit voice, video and data signals in 1,300 MHz of licensed spectrum. LMDS offers line-of-sight coverage over a 3 kilometer ("km") to 5 km range and is capable of providing data and telephony service for up to 80,000 customers. A 360-degree transmission pattern, divided into four quadrants of alternating polarity, allows effective reuse of all spectrum resources and an overlapping node pattern that significantly improves coverage to a targeted customer base.

          The Company believes that LMDS technology can bridge the access gap between multigiga-bit-per-second fiber optic backbones and LANs and personal computers. Currently, this gap is filled primarily by dial-up modems, ISDN lines, or xDSL products, all of which are relatively slow compared to LMDS. LMDS provides a flexible, economical and reliable source of broadband communications capability in the "local loop." The Company believes that this technology, which is scaleable and modular in nature, can provide significant cost advantages over an incumbent provider's network.

          Physically, a system consists of two primary functional layers: transport and services. The transport layer comprises the customer premises solid-state  transceiver  and  the  cell  node  or  hub  electronics,  including solid-state transmitters, receivers and other related elements located at the transmit site. The services layer comprises a network interface unit ("NIU") at the customer premises and the base electronics. The NIU provides industry-standard interfaces to the customer, and the base electronics provide control and transport functions from the hub site or central office/traffic aggregation site.

          The distances between cell sites for LMDS systems are typically 3 km to 5 km. The close spacing of LMDS sites is necessary to maintain the line-of-sight transmissions in the presence of signal attenuation caused by rain, which can be a significant factor at millimeter wave frequencies. Through the close proximity of cell sites and the use of transmission techniques such as forward error correction and dynamic power adaptation, LMDS systems can be engineered to provide enhanced system reliability.

          Competition

          There are a number of alternative technologies that are competing with LMDS to fill the access gap. These technologies include asymmetric digital subscriber line ("ADSL"), cable modems, fiber optic cable, 38 GHz radio and satellite systems.

          ADSL: ADSL, the current xDSL standard, provides varying data rates, both downstream and upstream, to customers using the existing telephone company's twisted pair copper wires. It is estimated that 20 percent to 40 percent of U.S. access lines will be able to receive ADSL service with little or no upgrade to existing infrastructure. ADSL solutions, however, are relatively costly, and competing standards, a lack of interoperability between modems made by different manufacturers, implementation costs and other factors have slowed the implementation of ADSL. However, the introduction of lower cost application specific integrated circuits may result in a reduction in the prices of second and third generation ADSL modems.

          Cable Modems: Cable modems can provide relatively significant data rates downstream. However, cost per home passed is still relatively expensive, excluding the additional cost of a modem to the subscriber.

          Fiber-to-the-Curb: The installation of fiber optic cable to the home or curb is another alternative. However, installation is expensive and currently is cost-effective only for heavy business users. The Company believes that full installation of fiber in the U.S. local loop would take decades to complete.

          Other Wireless Solutions: 38 GHz radio, or "cable in the sky," is operating successfully in several major metropolitan areas. To date, it has primarily been used to provide other telecommunications carriers with additional capacity.

          In addition to currently available competing systems, the Company believes that several satellite system operators plan to offer two-way data services in the future. Expected data rates of the various satellite constellations vary significantly for both downstream and upstream transmission, as well as for residential and corporate users.

Basic Microwave Technology

          Generally, microwaves are defined as radio waves with extremely high frequencies of 1 GHz and above, and derive their name because the wavelength of the actual radio waves is very small (see Table 1). Because microwaves have very high frequencies, they are able to carry large amounts of information, making them suitable for telecommunications applications. All radio waves, including microwaves, carry information in proportion to their frequency. Simply stated, microwave communications systems encode information and send it over the airwaves to the desired destination where the information is decoded and used in either audio, visual, or computerized form. Terrestrial microwave communications systems transmit information, using analog or digitally modulated signals, to a receiver and can either be point-to-point (linking one microwave site to another) or, as is the case with LMDS, point-to-multipoint (linking one microwave site to multiple microwave sites).

Table 1:  Segments of the Microwave Frequency Spectrum

--------------------------------------------------------------------------------
    Segment                         Frequency                       Wavelength
--------------------------------------------------------------------------------
Centimeter waves                  1 gigahertz                    30 centimeters
                                  3 gigahertz                    10 centimeters
                                  30 gigahertz                    1 centimeter
--------------------------------------------------------------------------------
Millimeter waves                  30 gigahertz                   10 millimeters
                                  300 gigahertz                   1 millimeter
--------------------------------------------------------------------------------
Sub-millimeter waves              300 gigahertz                    1 millimeter
                                1,000 gigahertz                  0.3 millimeter
--------------------------------------------------------------------------------
Note:  1 gigahertz (GHz) = 1,000 megahertz (MHz) = 1 billion hertz (Hz)
--------------------------------------------------------------------------------

                      Source:    Reference Data For Radio Engineers, 4th Edition

          Microwave propagation characteristics are not uniform. As microwaves increase in frequency and become shorter in wavelength, they take on different propagation characteristics (see Table 2). Lower frequency microwaves (such as 2 GHz and 6 GHz) have lower attenuation than higher frequency microwaves, meaning that they can travel longer distances without as much resulting signal loss due to atmospheric absorption and rain. Lower frequency microwaves are affected less by rain, and are therefore better suited for long-haul applications that require longer microwave path lengths. Useful path length depends on other factors as well, such as antenna gain and power level.

Table 2:  Microwave Frequency Propagation

      -------------------------------------------------------------
          Frequency                    Typical Range
            2 GHz                    50 miles (80 km)
            6 GHz                    50 miles (80 km)
           11 GHz                    15 miles (24 km)
           18 GHz                     7 miles (11 km)
           23 GHz                     5 miles (8 km)
           38 GHz                     3 miles (5 km)
           60 GHz                     1 mile  (1.6 km)
-------------------------------------------------------------------
                         Source: Reference Data For Radio Engineers, 4th Edition

          At higher microwave frequencies, practical path lengths begin to decrease markedly. For example, as Table 2 indicates, at 18 GHz, path lengths drop to about 7 miles (11 km), at 38 GHz about 3 miles (5 km) and at 60 GHz about 1 mile (1.6 km). This is generally due to higher atmospheric absorption and fading caused by rain. At these frequencies, line-of-sight propagation is needed to assure error-free transmission. However, these higher frequency microwaves generally require smaller antennas and less power to radiate and propagate the microwave signal. Advancing microwave technology has also allowed microwave systems to utilize frequencies over 30 GHz (millimeter-wave) for an increasing number of communications applications. The shorter path lengths of higher frequency microwaves can be a major advantage for some types of applications. Because these higher frequencies can be "reused" many times within a given area with less risk of interference, they can be used for applications that are quite localized, such as building-to-building wireless computer links and automobile radar and traffic signal control. In all of these instances, interference from distant transmissions would cause significant problems.

          Terrestrial microwave radio systems have large capacities . Capacity refers to the data rate that can be transmitted at one time and for digital microwave systems is usually measured in bits per second (bps or bit/s), kilobits per second ("Kbps") or megabits per second ("Mbps"). Typically, a digital microwave radio's capacity can range from 64 Kbps up to 155 Mbps. Low-capacity to medium-capacity systems (up to 45 Mbps) are very common and are used for a variety of applications, while high-capacity systems (140 Mbps to 155
Mbps) are primarily used by common carriers for long-haul, backbone network applications. The capacity of a radio system is directly related to the bandwidth of the system. Given that radio equipment operation is generally limited to a bandwidth that is a certain percentage of its operating frequency, the higher the operating frequency , the higher the percentage bandwidth and the capacity of the overall system. The Company believes that as the demand for higher data rates grows, it will drive the growth of millimeter wave equipment for LMDS and other PMP systems.

Ka-Band Satellite Communications

          Introduction

          Ka-band satellite systems refer to a new generation of communications satellites that will occupy the 20 GHz to 40 GHz frequency range and use on-board processing and switching to provide full two-way services to and from small earth stations comparable in size to today's satellite television dish. To do this efficiently they will use multiple pencil-like spot beams. A number of proposals also include use of inter-satellite links. Apart from the conventional geosynchronous orbit ("GEO"), both low earth orbit ("LEO") and middle earth orbit ("MEO") systems have been planned. Such Ka-band satellite systems have also been described in other terms such as "multimedia satellites", "ATM satellites", "broadband switched" and "broadband interactive satellites" and will offer the ability to provide high-bandwidth access to places without high-bandwidth infrastructure.

          The basic elements of a satellite communication system begin at an earth station - an installation designed to transmit and receive signals from a satellite in orbit around the earth. Earth stations send information in the form of high-powered, high-frequency signals to satellites which receive and retransmit the signals back to earth were they are received by other earth stations in the coverage area of the satellite. The transmission system from the earth station to the satellite is called the uplink and the system from the satellite to the earth station is called the downlink.

          These satellites will be used for everything that a terrestrial line would be used for: desktop-to-desktop videoconferencing, Internet access, electronic messaging, faxing, telemedicine, direct-to-home video, electronic transaction processing, distance learning and a wide variety of other applications.

          Ka-Band Satellite Services

          The technologies that enable Ka-band satellites to be used with point-to-multipoint communications applications are spot beam technology, on-board processing and switching, inter-satellite links and all-digital transmission capability.

          Spot beam technology enables a satellite to subdivide a single large "footprint" (area of coverage) into many "subfootprints" (spot beams). The satellite can then focus these subfootprints on particular areas. Subdivision enables a high degree of frequency reuse. Rather than spreading the entire frequency over the whole footprint, it spreads subsets of the frequency over smaller footprints. Most importantly, it reuses these subsets in nonadjacent footprints. This frequency reuse and multiple beams are a consequence of the use of the millimeter wave frequency. The shorter the wavelength, the higher the degree of focus a given size antenna can achieve.

          On-board processing and switching allows the satellite to act effectively as a sophisticated telephone switchboard. Most satellites are "bent pipes" - a signal goes up and then comes back down immediately. On-board processing and switching enables the caching of information until one or more spot beams are aimed; this also enables inter-satellite links and switching.

          Inter-satellite links and switching allow the transfer of signals and information between satellites. Thus, instead of having to "hop" a signal off the ground to another satellite and then to its destination, these proposed Ka-band satellites are capable of communication with each other, thereby minimizing transmission time and maximizing efficiency.

          However, all of this is only possible with all-digital transmissions. Due to the high frequency of Ka-band satellite transmissions, they also face the same line-of-sight and rain fade issues faced by other high frequency wireless communications systems, such as LMDS. In order to circumvent this problem, all-digital transmissions are necessary in order to incorporate similar error correction codes to those that are used in terrestrial cellular systems to overcome similar problems.

          These technologies are capable of making Ka-band satellite systems operate like public telephone networks with the facility to offer digital services with a wide variety of bit rates. Users will be offered "bit rate on demand" - that is to say they will only pay for the time that they use a link. This contrasts with conventional satellites where users usually have had to pay for permanent leases, which is only economic if there are massive amounts of information to be moved, such as television channels and trunk telephony links. The Ka-band concept offers the equivalent of a local loop telephone circuit where the user pays for temporary lease of time or for each bit of information moved.

          The development of Ka-band services is intimately bound up with the development of the international marketplace for information technology and the convergence of computing, broadcasting and telecommunications technology. The Ka-band satellite concept offers the prospect of quick and scaleable (therefore, economically realistic) rollouts of advanced infrastructure and services.

          The Market

          The primary market for Ka-band satellite communications will be for the provision of high-bandwidth access to places without a high-bandwidth infrastructure. It is unlikely that a satellite system could compete with a digital subscriber line ("DSL") to the home or fiber to the office - if those services are available. However, in rural areas of the U.S. - or in low population areas in any country - Ka-band satellites will be able provide an effective alternative, enabling not only high-speed Internet browsing, but all forms of high-speed networking and communication.

          Satellite Frequency Bands

          The three most commonly used satellite frequency bands are the C-band, Ku-Band and Ka-band. C-band and Ku-band are the two most common frequency spectrums used by today's satellites.

          C-band satellite transmissions occupy the 4 GHz to 8 GHz frequency range. The minimum size of an average C-band antenna is approximately 2 meters to 3 meters in diameter.

          Ku-band satellite transmissions occupy the 11 GHz to 17 GHz frequency range. Ku-band antennas can be as small as 18 inches in diameter, as commonly seen in the RCA DSS and Sony DSS systems.

          Ka-band satellite transmissions occupy the 20 GHz to 40 GHz frequency range. The typical size of a Ka-band antenna is approximately 12 inches in diameter.

Products

          Point-To-Multipoint Systems

          PMP systems are wireless networks capable of providing fixed broadband multimedia services, including high speed data, voice and video. These systems are based on broadband millimeter wave radios and employ a variety of architectures, including asynchronous transfer mode, depending on the specific application of the system. The Company believes that PMP systems, which include LMDS and Ka-band satellite applications, are capable of providing data rates and capacity comparable to fiber optic networks at significantly lower installation and maintenance costs.

          The layout of a typical PMP system is similar to traditional cellular telephone infrastructures with cell transmitters located at the center of a cell surrounded by subscribers. The primary difference of an LMDS system is that the subscribers are fixed; therefore, they typically receive and transmit with a single cell transceiver, instead of undergoing "handoffs" between multiple transceivers as mobile subscribers do when they pass from one cell to another. This simplifies architectural considerations and the network management of the system. The frequencies utilized, coupled with an efficient network design, enable service providers to become increasingly "granular" in sizing their cells, which expands their ability to reuse frequencies.

          The basic segments of a typical system used in a cell include a hub transmitter with connections to the public switched telephone networks, Internet and video sources, and subscriber equipment that differs in terms of the services used. The service differentiation is typically determined by the amount of bandwidth required by the customer. The large commercial or industrial subscriber with substantial requirements for telephony, data and/or video and the small office-home office user both have access to bandwidth that is appropriately sized to meet their specific needs. The flexibility afforded by the technology gives the service provider the opportunity to differentiate services based on the individual requirements of the user, and thus provide both the service and customer premise equipment at a cost appropriate to the situation.

          The Company builds a wide variety of radio equipment at many of the frequencies designated for PMP service. The Company also supplies subsystems and devices to several large, multinational telecommunications equipment companies that manufacture and integrate complete systems. Additionally, the Company has installed and has the capability to supply complete systems for niche opportunities.

          TWTAs

          In addition to the Company's emerging PMP business, the Company is a leading manufacturer of TWTAs and other peripheral transmission equipment. The Company's TWTAs are used in industrial, commercial and military applications and may be sold either as stand-alone units or as part of electromagnetic test systems used to measure the electromagnetic compatibility ("EMC") and the electromagnetic susceptibility ("EMS") of various equipment, including satellite earth stations, wireless communication systems, automobiles and other transportation equipment. These test systems typically incorporate multiple TWTAs covering several frequency bands.

          TWTAs sold by the Company have been used in LMDS and Very Small Aperture Terminal transmitting devices for satellite communications, EM C/EMS testing, microwave studies and general high-power component testing. In addition, the Company sells complete radio-based specialty systems built to customer specifications. These systems are typically designed to meet specific end-user needs and range from automated EMC/EMS testing systems to electronic ground-based or airborne electronic warfare equipment. These systems typically incorporate one or more TWTAs and may also include software developed by the Company or by third parties, as well as other ancillary equipment.

Sales, Marketing and Distribution

          LogiMetrics markets its products to system integrators, service providers and industrial and governmental entities, both domestically and internationally, through direct and indirect sales organizations. At June 30, 1998, the Company had distribution agreements with 32 sales organizations. Additionally, at June 30, 1998, the Company sold its products through a direct sales organization from its facilities in New York and New Jersey. In addition, the Company utilizes a network of independent sales representatives located in North America, Asia and Europe. The Company selects its international sales organizations based on their understanding of the technology, product offerings and local markets and their awareness of the business and cultural climate of the countries in which they operate. Representative organizations provide primary coverage and are typically assigned to a specific geographic or vertical industry segment, depending upon their capabilities. Key strategic accounts are handled directly through the Company's internal sales organization. In all cases, internal sales management personnel are closely involved in coordinating the sales and marketing efforts. The Company or its independent sales representatives generally target sales prospects, although the Company also responds to requests for proposals. Many of the Company's specialty systems are sold through competitive bidding after receipt of a request for proposal.

          The Company's marketing strategy makes extensive use of its representative network to disseminate materials and information. The Company also demonstrates its products at exhibitions and trade shows that focus on the communications and instrumentation marketplaces.

Customers

          Point-To-Multipoint Systems

          In June 1998, the Company began shipments of solid-state amplifiers for use in Teligent Inc.'s ("Teligent") point-to-multipoint system in the United States. The Company believes that the FCC's auction of licenses to provide LMDS services, coupled with the Company's relationship as a supplier of equipment used in Teligent's system, and direct sales to Newbridge Networks Corporation will allow the Company to broaden its point-to-multipoint customer base. The Company has also sold solid-state Ka-band satellite devices and subsystems to a number of governmental entities and Fortune 100 companies. Prior to June 1998, the Company's customers for its PMP products consisted primarily of CellularVision Technology & Telecommunications, L.P. ("CT&T") and several of its licensees, which included CellularVision of New York, L.P. ("CVNY"), and entities operating in Canada, Brazil, Thailand, the Philippines and Russia.

          TWTAs

          The Company's TWTA customers include military and governmental agencies, original equipment manufacturers, system integrators, manufacturing organizations and testing laboratories. Both amplifier and EMC/EMS customers primarily include Fortune 500 companies.

Backlog

          The Company measures its backlog as orders for which contracts or purchase orders have been signed but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within six months of receiving an order. At June 30, 1998, the Company had a $5.8 million backlog of orders for its equipment. Substantially all of the Company's backlog at June 30, 1998 was shipped during the fiscal year ended June 30, 1999. Any failure by the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. All orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues.

Manufacturing and Assembly

          The Company designs, assembles, manufactures, tests, performs quality assurance, packs and ships its PMP transmitting equipment and related devices at its facility in Eatontown, New Jersey. These same functions for the Company's product line of TWTAs and other peripheral equipment are performed at its facility in Bohemia, New York.

          The Company purchases a majority of the components used in its PMP products from third-party suppliers, and purchases all its traveling wave tubes and certain other components from third parties. Where appropriate, the Company purchases and utilizes common components to optimize design and build cycles and enhance manufacturing flexibility. The Company inspects all direct materials purchased for quality, groups the components into kits by production order and then either releases these kits for internal manufacturing or ships the kits to its subcontractors for assembly. It is the Company's intention to utilize its internal manufacturing capabilities on all products that it sells. This enables the Company to resolve design issues, fully characterize the manufacturing and test processes and shorten design and build cycles. The Company uses secondary manufacturing or assembly sources from time to time.

          Although many of the basic components used in the Company's products, such as circuit boards, resistors, capacitors and other similar components are readily available from a number of sources, the Company typically purchases such components from single suppliers to take advantage of available volume discounts. However, to assure an adequate supply of wafers and traveling wave tubes, two critical components in many of the Company's products, the Company has established multiple supply sources. A limited number of components and sub-assemblies are manufactured for the Company pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. The Company does not have any long-term supply arrangements.

          The Company inspects and tests its products during the assembly and manufacturing processes and tests finished products using internally developed procedures. The Company typically works with its customers to develop its test procedures to ensure that both the product attributes and methods used for quantification are mutual. The Company's quality inspection and testing employs "best practices" throughout the process to ensure the quality of the Company's products. The Company utilizes customized testing equipment to facilitate its assembly operations and quality programs, and believes that its practice of conducting all testing and calibration internally has contributed to the reliability of its products.

Research and Development

          The Company has an ongoing development program to enhance its existing products and to introduce new products. The Company invested $0.6 million in each of the fiscal years ended June 30, 1998 and 1997, in development efforts. The Company expects to substantially increase its investment in product development. The Company's development activities focus on evolving its initial development and production efforts for PMP and related satellite applications to subsystems that are increasingly integrated. The Company's development efforts are currently focused on developing a wide variety of solid state radios, subsystems and amplifiers for PMP applications for the LMDS and Ka-band satellite markets, as well as developing a new generation power supply for its TWTA product line.

Competition

          PMP Markets

          In the emerging PMP market, the Company's competitors fall into two general categories: (i) larger entities seeking to build subsystems for system integrators; and (ii) device manufacturers interested in producing and selling "high value-added" devices, such as solid state amplifiers and peripheral equipment. Subsystem and device manufacturers with whom the Company competes include Telaxis Communications Corporation, Unique Broadband Systems, Inc., and Quinstar Technology, Inc. The Company expects that it may compete with certain major telecommunications equipment manufacturers seeking to build subsystems for system integrators. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. The Company does not believe that the large system integrators currently intend to manufacture devices and subsystems; however, these entities may pursue the small and medium-size LMDS auction winners with respect to small system sales. Historically, the large system integrators have not manufactured at the device level. The Company believes that principal competitive factors in the PMP markets include performance, delivery, price and reliability. The Company believes that its wide range of experience with equipment currently available and in operation for over five years in six countries gives it a distinct competitive advantage in manufacturing both subsystems and "high value added" devices.

          TWTA Markets

          In the markets for TWTAs and other high-power amplifiers, the Company competes with other manufacturers, including Communications and Power Industries, Inc., Amplifier Research Corp. and Xicom Technology, Inc., a number of which have significantly greater financial, marketing and other resources than the Company. The Company believes that principal competitive factors in its respective markets include performance, reliability, size, weight, delivery and price. The Company believes that it competes effectively on all of these factors.

Government Regulation

          Growth in the Company's business is substantially dependent upon government regulations implementing LMDS in the United States and other countries. In March 1998, the FCC concluded an auction to award two licenses to provide LMDS services in each of the 493 BTAs in the United States. Of the 986 available licenses, 864 were awarded in the auction. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed. The FCC commenced a second LMDS auction on April 27, 1999. In this auction, the FCC offered for sale a total of 161 LMDS licenses, including the 122 licenses unclaimed in the initial auction and 39 additional licenses on which the winning bidder in the initial auction defaulted on its payment obligation. The second LMDS auction was completed on May 12, 1999, with all 161 licenses claimed. Several foreign countries, including Canada, the Philippines, Thailand and the Republic of Korea, have also reserved spectrum for the provision of services substantially similar to LMDS, and the Company expects other countries will do so in the near future. However, no assurance can be given with respect to the existence or size of any market for LMDS equipment that will develop as a result of any action by the FCC or any other governmental authority. Nor can there be any assurance given as to when any market will develop or that any developed market will be sustained.

          The FCC's current LMDS rules specify that LMDS licensees may take up to ten years from the grant of their authorization to provide "substantial service" to subscribers. Accordingly, there can be no assurance that winning bidders in the FCC auctions will purchase LMDS equipment, such as equipment manufactured by the Company, promptly following completion of the auctions. In the event that winning bidders and other participants in the LMDS market fail to purchase equipment from the Company, such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

Trademarks, Patents and Copyrights

          The Company relies on technological innovations, trade secrets and expertise to develop and maintain its competitive position, and upon confidentiality procedures, common law remedies and contractual provisions to protect its proprietary rights. At this time, the Company does not own any patents or trademarks relating to the technology and expertise involved in the assembly, calibration and testing of its products. The basic technology used in the design and manufacture of these products is not proprietary to the Company and is available in the public domain. However, the Company believes that the knowledge it has developed with respect to such products is proprietary and cannot be readily duplicated by its competitors. Further, the Company believes that certain of the subsystem architectures it has developed may benefit from some form of intellectual property protection. There can be no assurance, however, that these activities will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights or provide any competitive advantage. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that rights granted will provide any competitive advantage to the Company. Furthermore, it may be likely that the Company's competitors can obtain samples of the Company's products and, through reverse engineering, obtain access to proprietary knowledge regarding the Company's product designs. The Company's agreements with its sales representative organizations generally contain non-competition and non-disclosure provisions prohibiting the organization from selling products based on the Company's designs for the term of the agreement and for a short period thereafter. In general, the Company has entered into non-competition agreements with its management and other employees and into confidentiality and non-disclosure agreements with system integrators or service providers.

          The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets through common law and contractual restrictions. There can be no assurance that the trade secrecy or other measures taken by the Company will be adequate to prevent misappropriation of its technology, or that competitors will not be able to independently develop technologies having similar or better functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have adequate legal remedy to prevent or seek redress for future unauthorized misappropriation of the Company's technology.

Employees

          As of June 30, 1998, the Company had 72 full-time and 14 part-time employees, of whom 53 were engaged in manufacturing, 14 were engaged in product development activities and 19 were engaged in sales, service and general administration. None of the Company's employees is represented by a union, and the Company considers its relationships with its employees to be satisfactory.

Risk Factors

          History of Losses; Cash Constraints; Ability to Continue as a Going Concern

          The Company sustained net losses of $4.8 million and $2.5 million for the fiscal years ended June 30, 1998 and 1997, respectively, and had an accumulated deficit of $11.9 million at June 30, 1998. In addition, the Company used $3.6 million of cash in operations during the fiscal year ended June 30, 1998 as a result of the Company's net losses and the need for working capital, and had $0.2 million in cash flow from operations during the fiscal year ended June 30, 1997. At June 30, 1998, the Company had cash and cash equivalents of $0.4 million. The Company's history of losses and its failure to generate positive operating cash flow or to maintain other sources of working capital have resulted in significant cash shortages from time to time.

          As a result of the Company's history of losses and its significant cash flow shortages, in connection with its audit of the Company's fiscal 1998 financial statements, the Company's independent auditors issued an opinion that expressed substantial doubt about the Company's ability to continue as a going concern.

          There can be no assurance that the Company will ultimately be able to achieve or sustain profitable operations. Accordingly, no assurance can be given that the Company will not incur additional cash shortages in future periods. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail its marketing and development activities and may be unable to operate as a going concern.

          Dependence on Emerging PMP Markets

          The Company has only recently entered the PMP marketplace, which is characterized by rapid technological change and significant and frequently unanticipated shifts in customer preferences. Much of the future growth in the Company's business is expected to come from the sale of new and existing products to customers for use in the PMP market and the Company's future profitability is substantially dependent on the Company's ability to market such equipment successfully. There can be no assurance that the PMP market will grow as the Company anticipates or that the Company will be able to capitalize on any market development that does occur. Similarly, there can be no assurance that any markets that do develop will be sustained.

          Risks Related to Change in Business Strategy

          The Company has only recently shifted its business focus to PMP products. In connection with this change in business strategy, the Company has sustained losses as the Company has installed a new senior management team, written off obsolete inventory, redirected its marketing efforts and shifted management focus to these commercial markets. There can be no assurance that the Company will be able to implement successfully its strategic and operational objectives or that the attainment of those objectives will result in the Company's achieving or sustaining a profitable level of operations. The Company's failure to achieve its strategic and operational objectives could have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence on and Effects of Government Regulation

          Growth in the Company's business is substantially dependent upon government regulations implementing LMDS and Ka-band satellite communications in the United States and other countries. The FCC conducted an auction to award two licenses to provide LMDS services in each of the 493 BTAs in the United States. Of the 986 available licenses, 864 were awarded in the auction. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed. The FCC commenced a second LMDS auction on April 27, 1999. In this auction, the FCC offered for sale a total of 161 LMDS licenses, including the 122 licenses unclaimed in the initial auction and 39 additional licenses on which the winning bidder in the initial auction defaulted on its payment obligation. The second LMDS auction was completed on May 12, 1999, with all 161 licenses claimed. Several foreign countries, including Canada, the Philippines, Thailand and the Republic of Korea, have also reserved spectrum for the provision of services substantially similar to LMDS, and the Company expects other countries will do so in the near future. However, no assurance can be given with respect to the existence or size of any market for LMDS equipment that will develop as a result of any action by the FCC or any other governmental authority. Nor can there be any assurance given as to when any market will develop or that any developed market will be sustained.

          The FCC's current LMDS rules specify that LMDS licensees may take up to ten years from the grant of their authorization to provide "substantial service" to subscribers. Accordingly, there can be no assurance that winning bidders in the FCC auction will purchase LMDS equipment, such as equipment manufactured by the Company, promptly following completion of the auction. In the event that winning bidders and other participants in the LMDS market fail to purchase equipment from the Company, such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

          Consequences of Technological Change

          The markets in which the Company intends to compete are characterized by rapid and significant technological change. The ability of the Company to compete successfully in such markets will depend, in large part, on its ability to develop or obtain advanced technologies, maintain a technically competent staff, and to adapt to future technological changes and advances. There can be no assurance that the Company will be able to keep pace with the technological demands of the marketplace. In the event that the Company is unable to keep pace with the technological demands of the marketplace, the Company's business, results of operations, and financial condition would be materially and adversely affected.

          Dependence on New Product Development; Technological Advancement

          The Company's success is dependent upon its ability to continue to enhance its existing products and to develop and introduce in a timely manner new products that incorporate technological advances, keep pace with evolving industry standards and respond to changing customer requirements. If the Company is unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations would be materially and adversely affected.

          In addition, from time to time the Company or its present or potential competitors may introduce new products, capabilities or technologies that have the potential to replace, shorten the life spans of, or render obsolete the Company's existing products. There can be no assurance that the Company will be successful in convincing potential customers that its products are superior to such other systems or products, that new products with comparable or greater performance and lower prices will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for the Company's products. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products. Such delays could have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence on Large Orders; Customer Concentrations

          The Company's revenues have principally consisted, and the Company believes its revenues in future periods may consist, of orders for equipment from a limited number of customers. During fiscal 1998 and 1997, approximately 43% and 54%, respectively, of the Company's consolidated revenues came from sales of transmitters and related equipment to CT&T and its licensees and affiliates. The Company does not expect that CT&T will account for a significant percentage of the Company's fiscal 1999 consolidated revenues. However, while the number and identity of the Company's customers may vary from period to period, large orders from customers will continue to account for a substantial portion of the Company's revenues for the foreseeable future. There can be no assurance that the Company will obtain such orders on a consistent basis. The Company's inability to obtain sufficient large orders or to expand its customer base could have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence on Sales of Securities; Need for Additional Financing; Liquidity Risks

          Because of the Company's history of losses, the Company has not generated sufficient cash to meet all of the Company's working capital requirements. As a result, the Company has been dependent on private sales of its debt and equity securities to finance its working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the public or private sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. Further, the terms of any debt financing may contain restrictive covenants that significantly restrict the Company's ability to take certain actions. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives, may have to curtail its marketing and development activities and may be unable to operate as a going concern.

          As set forth in the financial statements included herein, the Company had a significant amount of indebtedness outstanding at June 30, 1998, a substantial portion of which was to become due and payable in calendar year 1999. The Company will not be able to repay all of such indebtedness as it becomes due out of its existing working capital resources. In the event that the holders of the Company's indebtedness do not agree to extend such indebtedness or do not convert their debt into shares of the Company's Common Stock, to the extent convertible, the Company will be required to obtain replacement financing to repay such indebtedness or to take other actions to protect its business and assets. There can be no assurance that the Company would be able to obtain replacement financing on acceptable terms, if at all. See Note 16 to the Notes to the Consolidated Financial Statements.

          As a result of the Company's history of losses and inability to generate sufficient cash flow to satisfy its need for working capital, the Company's business has been subjected to certain additional risks, including supply and manufacturing disruptions, limitations on its research and development activities, and the inability to exploit fully market opportunities. While the Company has attempted to address its liquidity needs through, among other things, the procurement of additional financing and the negotiation of credit terms with its suppliers, the Company has continued to record losses and has failed to generate sufficient cash to fund its cash flow needs.

          Fluctuations in Operating Results

          The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by customer requirements or the inability of customers to accept shipments; the timing of enhancements to the Company's products or new products introduced by the Company or its competitors; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's revenues in any period are derived from sales of equipment and are generally recognized upon shipment. As a result, variations in the number of orders or the timing of shipments may cause the Company's quarterly and annual operating results to vary substantially.

          Competition

          In the emerging PMP market, the Company's competitors fall into two general categories: (i) larger entities seeking to build subsystems for system integrators ; and (ii) device manufacturers interested in producing and selling "high value-added" devices, such as solid state amplifiers and peripheral equipment . Subsystem and device manufacturers with whom the Company competes include Telaxis Communications Corporation, Unique Broadband Systems, Inc., and Quinstar Technology, Inc. The Company expects that it may compete with certain major telecommunications equipment manufacturers seeking to build subsystems for system integrators. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. In the markets for TWTAs and other high-power amplifiers, the Company competes with other manufacturers, including Communications and Power Industries, Inc., Amplifier Research Corp. and Xicom Technology, Inc., a number of which have significantly greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or be able to compete with new market entrants or in new markets that may develop. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

          Limited Proprietary Technology

          The Company regards certain of its technology as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, technical measures and other methods to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate to protect its proprietary rights or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products. In addition, the laws of certain countries in which the Company's products are or may be sold do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

          International   Business;  Risk  of  Change  in  Foreign  Regulations;
          Fluctuations in Exchange Rates

          The Company markets its products to customers outside of the U.S. and, accordingly, is exposed to the risks of international business operations, including unexpected changes in foreign and domestic regulatory requirements, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluations, tariffs or other barriers, difficulties in obtaining and managing vendors and distributors and potentially negative tax consequences. International sales are subject to certain inherent risks including embargoes and other trade barriers, maintaining an international sales distribution network and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the U.S. or any other country. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company's sales are all denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to fewer sales or reduced selling prices in that country which could adversely affect the Company's profitability. As a result, the Company is exposed to a certain degree of exchange rate risk. There can be no assurance that the Company will not experience material losses in the future as a result of currency fluctuations or that any such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Representatives

          The Company markets and sells its products, in part, through a network of independent sales representatives located in the U.S., Asia and Europe. As a result, a substantial portion of the Company's revenues are dependent upon the sales efforts of those representatives. There can be no assurance that the Company's representatives, certain of which operate relatively small businesses, have the financial stability to assure their continuing presence in their markets.

          Dependence on Limited Number of Suppliers

          Certain key components used in the Company's products have been designed by the Company to its specifications and are currently purchased from a limited number of suppliers. The Company currently does not have long-term agreements with these suppliers. Moreover, in view of the high cost of many of these components, the Company does not maintain significant inventories of some necessary components. If the Company's suppliers were to experience financial, operational, production or quality assurance difficulties, the supply of components to the Company would be reduced or interrupted. In the event that a supplier were to cease operations, discontinue production of a component or withhold supply for any reason, the Company might be unable to acquire certain components from alternative sources, to find alternative third-party manufacturers or sub-assemblers, or obtain sufficient quantities of certain components, which could result in delays or interruptions in product shipments, and could have a material adverse effect on the Company's business, financial condition and results of operations.

          Retention of and Dependence on Key Personnel

          The Company's success will depend, in part, on its ability to retain the services of its key personnel, including management and technical employees, who are and will continue to be instrumental in the development and management of the Company's business. Although the Company has entered into employment agreements with certain of its senior executives, the loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company.

          Warranty Claims

          The Company generally provides a one-year parts and labor warranty on its products. There can be no assurance that warranty claims will not increase as the Company's sales increase, or as a result of other factors. Increased warranty claims could have a material adverse effect on the Company's business, financial condition and results of operations.

          Potential Product Liability Insurance Limits

          The Company currently maintains product liability insurance in the amount of $3.0 million per occurrence. The Company's insurance policy covers certain claims and the cost of legal fees involved in the defense of such claims, which are either covered under the policy or alleged in such a manner so as to invoke the insurer's duty to defend the Company. The Company believes that, as it distributes more products into the marketplace and expands its product lines, its exposure to potential product liability claims and litigation may increase. While the Company periodically reviews all insurance coverage limits, there can be no assurance that the Company's current level of insurance will be sufficient to protect the business and assets of the Company from all claims, nor can any assurance be given that the Company will be able to maintain its existing coverage or obtain additional coverage at commercially reasonable rates. Product liability losses in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

          Shares Eligible For Future Sale

          The Company is currently obligated to register for resale a substantial number of outstanding shares of Common Stock and shares of Common Stock issuable upon the exercise or conversion of outstanding options, warrants and convertible securities. Further, a significant number of shares of Common Stock could become available for resale under Rule 144, assuming that the conditions for use of such Rule are then met. The Company cannot predict the effect, if any, that sales of additional shares of Common Stock or the availability of shares for future sale will have on the market price of the Common Stock. Sales in the public market of substantial amounts of Common Stock (including shares issued upon the exercise or conversion of outstanding options, warrants and convertible securities), or the perception that such sales might occur, could adversely affect prevailing market prices for the Common Stock. Such sales also may make it more difficult for the Company to sell equity securities or equity related securities in the future at a time and price that the Company deems appropriate.

Item 2.  Description of Property

          At June 30, 1998, the Company did not own any real property and conducted its operations at the following leased premises:


                                                                                        Approximate
                                                                                        Square            Annual          Lease
Location                                    Description of Facility                     Footage           Lease Cost     Expiration

50 Orville Drive                            Corporate headquarters, manufacturing       14,000            $130,000          7/31/04
Bohemia, New York 11716                     and assembly, sales, customer support
                                            and research and development

20 Meridian Way                             Manufacturing and assembly,                  6,670            $ 55,100           3/31/00
Eatontown, New Jersey 07724                 customer support, administration and
                                            research and development


          In December 1998, the Company entered into a lease agreement (the "Lease Agreement") covering approximately 36,500 square feet of manufacturing and office space in Eatontown, New Jersey. The Lease Agreement has a five-year initial term and two five-year renewal options. The average annual cost for the initial five-year term is approximately $206,000.

          The Company began to occupy this space in January 1999 and expects to complete the move of its PMP business from 20 Meridian Way to 611 Industrial Way during fiscal 2000. The Company expects to continue to occupy the 20 Meridian Way location on a month-to-month basis until June 30, 2000.

          As described under Item 1. Description of Business - Recent Events, the Company expects that Signal will relocate the New York Business to its Florida location.

          The Company believes that its existing facilities will be sufficient to meet the Company's needs for the foreseeable future.

Item 3.  Legal Proceedings

          From time to time, the Company is subject to routine claims incidental to the operation of its business. In addition, as a result of the Company's lack of cash resources, from time to time the Company has been subject to claims from its creditors for non-payment of outstanding invoices. In addition to such claims, in October 1999, Callari Enterprises, Inc., trading as Remedy Intelligent Staffing, filed suit against mmTech in the New Jersey Superior Court for Monmouth County, captioned Callari Enterprises, Inc., t/a Remedy Intelligent Staffing v. mmTech, Inc. (Docket No. L-4913-99). The plaintiff alleges, among other things, breach of contract and money due on a book account for services rendered and seeks monetary damages and other relief from mmTech. The Company expects to settle this matter and does not believe that any such settlement will have a material adverse effect on its financial condition or results of operations. In January 2000, SpeedUSNY.com, L.P. ("Speed USNY") filed an action against the Company in the New Jersey Superior Court for Monmouth County, captioned Speed USNY.com, L.P. v. LogiMetrics, Inc. (Docket No. L-537-00). In this action, Speed USNY, the successor to CVNY, asserts claims against the Company for fraudulent inducement, breach of contract and breach of warranty in connection with the sale of certain equipment and seeks money damages. The Company believes Speed USNY's claims are without merit and that the Company has meritorious defenses and/or counterclaims against Speed USNY. The Company intends to contest this action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, held April 9, 1998, the Company's stockholders: (i) elected seven directors; (ii) approved a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Broadband Wireless Communications, Inc."; (iii) approved a proposal to amend the Certificate of Incorporation to effect a one-for-ten reverse stock split of the Company's Common Stock (the "Reverse Split Amendment"); (iv) approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 100,000,200 to 355,000,000 (or from 10,000,200 to 40,000,000 if the Reverse
Split Amendment is effected), to be comprised of 350,000,000 shares of Common Stock (or 35,000,000 if the Reverse Split Amendment is effected) and 5,000,000 shares of Preferred Stock, par value $.01 per share; (v) approved a proposal to amend the Certificate of Incorporation to amend the terms of the Company's Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Preferred Stock"), to (a) limit the voting rights of the holders thereof to those provided by Delaware law, and (b) permit the Company to pay dividends on the Preferred Stock in shares of Common Stock at the discretion of the Board of Directors; (vi) approved a proposal to amend the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") to increase the number of shares of Common Stock available for grant thereunder from 4,000,000 to 7,500,000 (or from 400,000 to 750,000 if the Reverse Split
Amendment is effected); and (vii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors. The votes cast by the stockholders on each matter presented at the meeting were as follows:



         Election of Directors:
Nominee                               For           Against              Abstain          Broker Non-Votes

Charles S. Brand                    21,838,758       53,388                 0                      0
Frank A. Brand                      21,840,746       51,400                 0                      0
Jean-Francois Carreras              21,840,746       51,400                 0                      0
Mark B. Fisher                      21,840,746       51,400                 0                      0
Francisco A. Garcia                 21,840,746       51,400                 0                      0
Norman M. Phipps                    21,840,746       51,400                 0                      0
Kenneth C. Thompson                 21,840,746       51,400                 0                      0


          To  Change   the  Name  of  the   Company   to   "Broadband   Wireless
Communications, Inc.":

         For                 Against           Abstain          Broker Non-Votes
     21,839,662              51,432             1,052                      0

          To Effect a One-For-Ten  Reverse  Stock Split of the Company's  Common
Stock:

         For                 Against           Abstain          Broker Non-Votes
     21,836,191              55,153               802                     0

          To Increase the Number of  Authorized  Shares of Capital  Stock of the
Company:

                              For          Against      Abstain        Broker
Non-Votes
Common Stockholders        21,836,199       54,988        959             0
Preferred Stockholders        27.5

          To Amend the Terms of the Company's Preferred Stock:


                                For             Against       Abstain           Broker
Non-Votes
Common Stockholders          21,036,299         750,020        5,897           100,000
Preferred Stockholders          20.5               7


          To Increase the Number of Shares of Common Stock Available for Grant in the Stock Compensation Program:

               For            Against          Abstain          Broker Non-Votes
            21,882,443         3,713            5,990                 0

Appointment of Deloitte & Touche LLP:

               For            Against           Abstain         Broker Non-Votes
            21,839,287        51,525             1,334                0

          As of February 29, 2000, the amendment to the Company's Certificate of Incorporation relating to amending the terms of the Preferred Stock had been effected. Pursuant to Delaware law, the Board of Directors has reserved the right not to effect the other amendments if the Board of Directors, in its sole discretion, determines that any or all of such amendments are no longer in the best interests of the Company and its stockholders. Accordingly, no assurance can be given as to whether any of the other amendments will be effected or as to the timing thereof. The Company currently intends to sell additional securities to fund its working capital needs. See Item 6. Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources. In order to avoid any potential adverse impact on the Company's ability to raise additional equity capital that might occur if the Reverse Split Amendment is effected, the Board of Directors has determined not to effect the Reverse Split Amendment at the present time. If the Reverse Split Amendment is effected, the number of shares of Common Stock outstanding would be reduced significantly which could adversely affect trading in the Common Stock. In addition, although the price per share of the Common Stock should increase if the Reverse Split Amendment is effected, there can be no assurance that such price would increase proportionately or that any increase could be sustained for any period of time.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          Market Information:

          At June 30, 1998, the Com mon Stock was traded in the over-the-counter market under the symbol "LGMTA." There is no established trading market for any of the Company's outstanding warrants. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        For the Quarter Ended                          High      Low

         Fiscal 1997
          September 30, 1996                          $1.250  $ .5000
          December 31, 1996                            1.250    .3750
          March 31, 1997                                .625    .4375
          June 30, 1997                                 .875    .4375

         Fiscal 1998
          September 30, 1997                          $1.3750 $ .8000
          December 31, 1997                            1.0000   .3750
          March 31, 1998                               1.0000   .3125
          June 30, 1998                                 .8750   .5625

          Effective in January 2000, the OTC Bulletin Board ceased reporting quotations on the Common Stock.

          Holders:

          On February 29, 2000, there were approximately 450 holders of record of the Common Stock.

          Dividends:

          The Company has never declared or paid cash dividends on its Common Stock. The Board of Directors currently intends to retain future earnings to support its business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. Substantially all of the Company's indebtedness prevents the payment of dividends by the Company.

          Recent Sales of Unregistered Securities:

          On July 22, 1997, the Company issued an aggregate of 1,250,000 shares of Common Stock to two members of management for an aggregate purchase price of $687,500 which was paid $12,500 in cash and the remainder in non-recourse promissory notes secured by the shares of Common Stock. The shares of Common Stock were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for these issuances.

          On July 29, 1997, the Company issued $2,750,000 in aggregate principal amount of its Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at $1.125 per share to private investors for an aggregate purchase price of $3,352,500. Pursuant to the terms of the purchase agreement with those investors, such investors had the right, at any time prior to August 15, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). The Class A Debentures, the Series G Warrants, the Series H Warrants, the Series I Warrants, the Purchase Option or the shares of Common Stock issuable upon the conversion of the Class A Debentures and the exercise of the Series G Warrants, the Series H Warrants, the Series I Warrants or the securities issuable upon the exercise of the Purchase Option were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for this issuance. On May 1, 1998, the Purchase Option was exercised in part. Accordingly, on that date, the Company issued $416,668 of additional Class A Debentures, additional Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock, additional Series H Warrants to purchase an aggregate of 166,667 shares of Common Stock and additional Series I Warrants to purchase an aggregate of 83,333 shares of Common Stock. On August 6, 1998, the remainder of the Purchase Option was exercised.

          Also on July 29, 1997, the holder of the Company's 12% Convertible Senior Subordinated Debentures (the "Old Class B Debentures") exchanged the Old Class B Debentures for the Company's Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures"). The Class B Debentures or the shares of Common Stock issuable upon the conversion of the Class B Debentures were not registered under the Securities Act in reliance upon the exemptions provided by Sections 3(a)(9) and 4(2) of the Securities Act. There were no underwriters for this issuance.

          The Company entered into a consulting agreement, dated January 20, 1998, with one of its outside directors. In connection therewith, the Company issued an aggregate of 109,090 shares of Common Stock to such director as compensation for services rendered under the consulting agreement. The shares of Common Stock were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for these issuances.

          The Company entered into a consulting agreement, dated March 4, 1998, with Kenneth C. Thompson. In connection therewith, the Company issued an aggregate of 108,000 shares of Common Stock to Mr. Thompson as compensation for services rendered under the consulting agreement. The shares of Common Stock were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for this issuance.

          On March 9, 1998, the Company issued an aggregate of 40,000 shares of Common Stock to an officer of the Company for a cash purchase price of $20,000. The shares of Common Stock were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for this issuance.

          At various times between June 30, 1997 and June 30, 1998, the Company granted stock options to certain directors, employees and consultants covering an aggregate of 483,333 shares of Common Stock. These grants were exempt from registration pursuant to Securities Act Release No. 33-6188 (Feb. 1, 1980). No underwriter was involved in these grants. Each option grant was based on the fair market value of the Common Stock on the date of grant, expire between one to ten years and have an exercise price of $0.55 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

          Unless otherwise indicated, all references to the Company in the Management's Discussion and Analysis or Plan of Operation include mmTech and all references to LogiMetrics mean the Company excluding mmTech.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

          Net Revenues. For the fiscal year ended June 30, 1998, net revenues decreased by $2.5 million, or 22.0%, to $8.9 million from $11.4 million for the fiscal year ended June 30, 1997, primarily due to decreases in both PMP and traditional product shipments. Shipments of these products decreased primarily as a result of management's decision to focus on higher margin sales opportunities as well as delays in shipment of certain orders.

          Gross Profit. For the fiscal year ended June 30, 1998, gross profit decreased by $1.1 million to $1.7 million from $2.8 million for the fiscal year ended June 30, 1997. As a percentage of net revenues, gross profit decreased to 19.7% for the 1998 fiscal year from 24.7% for the 1997 fiscal year. The decrease in gross profit percentage was primarily attributable to the write-off of $1.3 million of slow moving and obsolete inventory. The write-off resulted from the Company's decision, which affected the fourth quarter, to streamline its product line and eliminate certain slow moving and low margin TWTAs from its catalog. Selling, General and Administrative. For the fiscal year ended June 30, 1998, selling, general and administrative expenses increased by $1.7 million, or 49.1%, to $5.2 million from $3.5 million for the fiscal year ended June 30, 1997. Selling, general and administrative expenses increased during fiscal 1998 primarily as a result of other non-cash charges related to the satisfaction of stock subscriptions receivable ($0.7 million), an increase in the allowance for doubtful accounts ($0.4 million) and the addition of certain key personnel ($0.3 million).

          Research and Development. For the fiscal year ended June 30, 1998, research and development expenses decreased by $59,000, or 9.1%, to $589,000 from $648,000 for the fiscal year ended June 30, 1997. The decrease was due primarily to a temporary shift in personnel from research and development activities to production. Research and development expenses for the fiscal year ended June 30, 1998 related to both new product development as well as enhancements of the Company's existing PMP product line. The Company expects to substantially increase its investment in product development in fiscal 1999.

          Interest Expense. For the fiscal year ended June 30, 1998, interest expense increased by $0.3 million, or 41.5%, to $1.1 million from $0.8 million for the fiscal year ended June 30, 1997. Interest expense increased primarily as a result of increased borrowings used to finance the Company's working capital requirements.

          Income Taxes. In the fiscal year ended June 30, 1998, the Company had an income tax benefit of $0.4 million, compared to an income tax expense of $0.4 million for the fiscal year ended June 30, 1997. LogiMetrics and mmTech currently file separate federal and state tax returns. The tax benefit recorded in 1998 relates to pre-tax losses generated by mmTech.

Financial Condition, Liquidity and Capital Resources

          At June 30, 1998, the Company had cash of $0.4 million. As of such date, the Company had total current assets of $5.0 million and total current liabilities of $4.6 million.

          Net cash used for operating activities was $3.6 million for the 1998 fiscal year, compared to net cash provided by operating activities of $0.2 million in fiscal 1997. Net cash used for operating activities during fiscal 1998 resulted primarily from the Company's net loss of $4.8 million, offset in part by decreases in costs and estimated earnings in excess of billings on uncompleted contracts. Net cash provided by operating activities during fiscal 1997 resulted primarily from the Company's net loss of $2.5 million and a higher level of inventory, which was more than offset by a significant increase in accounts payable and accrued expenses as the Company sought to conserve cash.

          Net cash used for investing activities was $0.1 million for the 1998 fiscal year and $0.2 million for the 1997 fiscal year. Net cash used for investing activities in each fiscal year resulted from the purchase of equipment to support the Company's operations. The Company anticipates that capital expenditures during fiscal 1999 will increase, in part as a result of the Company's lease of new facilities for its PMP business and increases in the number of employees.

          Net cash provided by financing activities was $3.7 million for the 1998 fiscal year and $46,000 for the 1997 fiscal year. Net cash provided by financing activities during fiscal 1998 resulted primarily from the proceeds of debt and warrant issuances by the Company, offset in part by the repayment of outstanding indebtedness. Net cash provided by financing activities during fiscal 1997 resulted primarily from the proceeds of debt issued by the Company, offset in part by the repayment of outstanding indebtedness.

          From July 1, 1996 to June 30, 1998, the Company raised $4.1 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow from operations to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

          In addition to the sale of securities described above, in December 1997, the Company sold without recourse a note receivable to an unrelated party in the face amount of $2.6 million for $2.4 million. The proceeds of the note sale were used for working capital purposes.

          At June 30, 1998 the Company was a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a $640,000 term loan (the "Term Loan") maturing December 31, 1998 and a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable exist (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At June 30, 1998, $192,000 was outstanding under the Term Loan and the Company had $27,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1998, the Bank's prime rate was 8.5%. At June 30, 1998, the Company was in violation of two covenants contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form
10-KSB for the fiscal year ended June 30, 1998 by September 30, 1998 (the "Reporting Requirement Covenant"). As of June 30, 1998, the Bank had waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended June 30, 1998 and ending on and including the fiscal quarter ended March 31, 1999, and had waived compliance with the Reporting Requirement Covenant until May 28, 1999.

          In addition to the Facility, at June 30, 1998 the Company had issued and outstanding $3.6 million of its Class A Debentures, $1.7 million of its Class B Debentures and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contained financial covenants identical to those contained in the Facility. Accordingly, at June 30, 1998, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Facility. As of June 30, 1998, the holders of the Senior Subordinated Indebtedness had waived the Net Income Covenant default for each quarter, commencing with the quarter ended June 30, 1998, through the quarter ended June 30, 1999, and had waived the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 1998, the interest rate was 16% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC.

          As set forth in the Consolidated Financial Statements included herein, the Company had a significant amount of indebtedness outstanding at June 30, 1998, a substantial portion of which was to become due and payable in calendar year 1999. As described in Note 16 to the Notes to Consolidated Financial Statements, subsequent to June 30, 1998, the holders of such indebtedness agreed to extend the maturity date of such indebtedness to July 2000. In addition, the Company continued to incur significant indebtedness subsequent to June 30, 1998. Based on the Company's current working capital resources, the Company would not be able to repay all of such indebtedness out of available working capital as it becomes due. In the event that the holders of the Company's indebtedness do not agree to extend such indebtedness or do not convert their debt into shares of Common Stock (to the extent convertible), the Company will be required to obtain additional financing to repay such indebtedness or to take other actions to protect its business and assets.

          As described under Item 1. Description of Business - Recent Developments, on February 17, 2000, the Company entered into the Letter of Intent with Signal pursuant to which Signal proposes to acquire the Company. It is a condition to the Signal Transactions that the holders of approximately $10.7 million of the Company's indebtedness (excluding obligations owed to the Bank and certain other indebtedness) must be converted into shares of Common Stock. Based on discussions with the holders of such indebtedness, the Company believes that such holders will convert that indebtedness to Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversion or as to the terms thereof. In addition, pursuant to the terms of the Signal Transactions, all previously issued options, warrants and other convertible securities will be required to be converted into Common Stock. Based on discussions with the holders of such securities, the Company believes that such holders will convert, exercise or exchange such securities for shares of Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversions, exercises and exchanges or as to the terms thereof. Based on the discussions held to date, the Company believes that it will be required to issue shares of Common Stock to the holders of such indebtedness and securities in an amount substantially in excess of 50% of the shares then-outstanding (after giving effect to such issuance). For further information regarding the Signal Transactions, see Note 16 to the Notes to Consolidated Financial Statements.

          In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Facility resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Facility to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Facility, (iii) to pay all past due amounts outstanding under the Facility, and to pay the Bank certain additional fees specified in the Consent Letter, and
(iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000.

Net Operating Loss Carry Forward

          LogiMetrics and mmTech currently file separate federal and state income tax returns. As of June 30, 1998, LogiMetrics had net operating loss carry-forwards of $8.6 million available to be used to offset future income. Such loss carry-forwards expire between 2011 and 2013.

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

          The Company established a team in February 1999 to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. The assessment was completed in April 1999. The committee identified several areas of potential concern to the Company, most particularly the software and hardware used as part of its own information systems, the impact of Year 2000 problems on the operation of its products, both current and discontinued, the impact of Year 2000 issues on its vendors, the impact of Year 2000 issues as it affects the physical working environment in which the Company operates, the potential impact of Year 2000 problems on the markets that the Company sells into and finally, contingency planning.

          The Company completed its review of the software and hardware systems used by the Company's information systems in April 1999. Based on that review, and certain modifications made to its existing software and hardware and conversions to new software, the Company believes its internal systems and hardware are Year 2000 compliant.

          The Company has completed a review of its products and believes that Year 2000 issues will have no material impact on the performance of its product line as its products' functionality is not dependent on date or time references.

          The Company formally communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company might be vulnerable in the event that those parties failed to properly remediate their own Year 2000 issues. Based on those communications, the Company believes that its significant suppliers, customers and critical business partners are Year 2000 compliant.

          The Company also reviewed the operating environment within which it functions to assess the Year 2000 risks relating to, among other things, its heating and air conditioning systems, security systems, communication systems and related hardware and believes its operating environment will not be materially impacted by Year 2000 issues. Based on the Company's current assessments of its markets and customers, the Company does not believe that Year 2000 issues will significantly alter demand for the Company's products.

          The Company has developed a contingency plan to deal with certain critical Year 2000 "what if" situations should they arise. The Company currently expects that it will shift supply orders to suppliers that can demonstrate Year 2000 compliance if disruptions occur. However, the Company continues to monitor potential Year 2000 issues, and will seek to modify its plan to respond to any Year 2000 issues that may arise.

          The Company believes that it is currently Year 2000 compliant. There can be no assurances, however, that the Company's internal systems and products or those of third parties on which the Company relies will not suffer disruptions relating to Year 2000 issues. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in a significant disruption of the Company's operations and could have a material adverse effect on the Company's financial condition or results of operations.

          Based on the assessments described above, the Company estimates that it expended less than $0.1 million to achieve Year 2000 compliance.

          Currently, the Company has not experienced any significant system problems relating to Year 2000.

          Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with equal prominence as other financial statements. SFAS 130 is effective for all periods beginning after December 15, 1997. The Company does not have any items of other comprehensive income.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and will be effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard is effective for all fiscal quarters in fiscal years beginning after June 15, 1999. Accordingly, the Company is not currently required to adopt this standard, however, the Company does not expect this accounting standard to have an effect on the financial statements.

Forward-Looking Statements

          This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the

Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on the private sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Certain of these factors are described under Item 1. Description of Business - Risk Factors. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item 7.  Financial Statements                                              Page

Independent Auditors' Reports                                             25, 26

Balance Sheet - June 30, 1998                                               27

Statements of Operations                                                    28
  Years ended June 30, 1998 and 1997

Statements of Stockholders' Deficiency                                    29, 30
  Years ended June 30, 1998 and 1997

Statements of Cash Flows                                                    31
  Years ended June 30, 1998 and 1997

Notes to Financial Statements                                              32-46

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiaries
Bohemia, New York

          We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from operations and the stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Jericho, New York
April 13, 1999
(March 31, 2000 as to Note 16)

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

RYDEL, PERIER & NERAL, PA
Wall, New Jersey
February 7, 1997



                                                        LOGIMETRICS, INC.
                                                   CONSOLIDATED BALANCE SHEET
                                                          June 30, 1998


ASSETS
      Current Assets
           Cash                                                                                          $ 432,250
           Accounts receivable, less allowance
               for doubtful accounts of $325,070                                                         1,662,114
           Inventories (Note 4)                                                                          2,858,908
           Prepaid expenses and other current assets                                                        55,486
                    Total current assets                                                                 5,008,758

      Equipment and fixtures, net (Note 6)                                                                 549,309
      Deferred financing costs                                                                              59,251
      Other assets                                                                                          36,552
           TOTAL ASSETS                                                                                 $5,653,870

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
      Current Liabilities
           Accounts payable and other accrued expenses (Note 7)                                         $3,632,104
           Advance payments                                                                                617,205
           Income taxes payable                                                                             19,697
           Current portion of long-term debt (Note 8)                                                      282,603
                    Total current liabilities                                                            4,551,609

      Long term debt (Note 8)                                                                            7,822,130

           TOTAL LIABILITIES                                                                            12,373,739

      Commitments (Note 12)
      Stockholders' deficiency (Note 10)
           Preferred Stock:
               Series A, stated value $50,000 per share;
               authorized,  200 shares;  issued and
               outstanding,  28 shares                                                                     924,525
           Common Stock:
               Par Value $.01;  authorized,
               100,000,000 shares;  issued and
               outstanding, 28,402,975 shares                                                              284,029
           Additional paid-in capital                                                                    4,142,943
           Deficit                                                                                     (11,881,916)
           Stock subscriptions receivable (Note 10)                                                       (189,450)
           TOTAL STOCKHOLDERS' DEFICIENCY                                                               (6,719,869)

           TOTAL LIABILITIES AND
               STOCKHOLDERS' DEFICIENCY                                                                 $5,653,870
                                                                                                  =================


                 See Notes to Consolidated Financial Statements


                                                 LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  YEAR ENDED JUNE 30,
                                                                  ---------------------------------------------------
                                                                           1998                              1997

Revenues                                                               $ 8,872,105                       $11,374,182
Cost and expenses:
      Cost of revenues                                                   7,122,954                         8,563,694
      Selling, general and
      administrative expenses                                            5,248,583                         3,520,094
      Research and development                                             588,743                           647,919
Loss from operations                                                    (4,088,175)                       (1,357,525)

      Interest expense                                                   1,080,526                           763,801
Loss before income taxes                                                (5,168,701)                       (2,121,326)

      (Benefit) provision for income taxes (Note 9)                       (396,867)                          380,000
Net loss                                                                (4,771,834)                       (2,501,326)
Preferred stock dividends                                                  218,575                           234,164
Net loss attributable
      to common stockholders                                           $(4,990,409)                      $(2,735,490)
                                                                  =================                ==================

Basic and diluted loss per common
      share (Note 11)                                                      $ (0.19)                          $ (0.12)
                                                                  =================                ==================

Basic and diluted weighted average number
      of common shares (Note 11)                                        25,728,703                        22,282,361
                                                                  =================                ==================


                 See Notes to Consolidated Financial Statements


                                                              LOGIMETRICS, INC.
                                                          CONSOLIDATED STATEMENTS OF
                                                           STOCKHOLDERS' DEFICIENCY

                                              Common                      Additional       Stock
                                               Stock         Preferred     Paid-In      Subscriptions     Retained
                                            (Par Value)        Stock       Capital       Receivable       Deficit          Total

Balance July 1, 1996                         $222,027         $990,564    $2,610,611     ($164,200)    ($4,563,716)     ($904,714)

Receipt of stock subscription payments                                                       1,250                          1,250

Exercise of Series D Warrants                   1,887                                                                       1,887

Net loss                                                                                                (2,501,326)    (2,501,326)

Change in year end of pooled company                                                                       (45,040)       (45,040)

Preferred stock dividends                           -                -      (234,164)         -                -         (234,164)

Balance, June 30, 1997                        223,914          990,564     2,376,447      (162,950)     (7,110,082)    (3,682,107)

Grants of common stock                          3,272                        133,475                                      136,747

Exercise of options                             2,000                         18,000                                       20,000

Issuance of Series G Warrants,
Series H Warrants and Series I Warrants                                      685,832                                      685,832

Sale of common stock                           12,900                        699,612                                      712,512

Exercise of Series A Warrants                   4,000                         96,000                                      100,000

Exercise of Series D Warrants                  24,056                                                                      24,056

Conversion of preferred stock
     to common stock                            1,887        (66,039)         64,152                                          -

Conversion of subordinated debentures
     to common stock                           12,000                        288,000                                      300,000

Receipt of stock
     subscription payments                                                                   8,500                          8,500

Stock subscriptions receivable                                                             (35,000)                       (35,000)

Preferred stock dividends                                                   (218,575)                                    (218,575)

Net loss                                        -               -              -              -         (4,771,834)    (4,771,834)

Balance, June 30, 1998                      $ 284,029       $924,525      $4,142,943      $189,450)   ($11,881,916)   ($6,719,869)



                 See Notes to Consolidated Financial Statements


                                    LOGIMETRICS, INC.
                                CONSOLIDATED STATEMENTS OF
                          STOCKHOLDERS' DEFICIENCY ( Continued )


                                                                                 Preferred
                                                     Common Stock                   Stock

Shares Outstanding

Balance at July 1, 1996                                 22,202,754                      30

Exercise of Series D Warrants                              188,860                       -
                                                        ----------                      ---
Balance at June 30, 1997                                22,391,434                      30

Grants of common stock                                     327,191                       -

Exercise of options                                        200,000                       -

Sale of common stock                                     1,290,000                       -

Exercise of Series A Warrants                              400,000                       -

Exercise of Series D Warrants                            2,405,670                       -

Conversion of preferred stock to
       common stock                                        188,680                      (2)

Conversion of subordinated debentures to
       common stock                                     1,200,000                        -

Balance at June 30, 1998                               28,402,975                       28


                                                 LOGIMETRICS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30,
                                                                      ----------------------------------------------
                                                                          1998                          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(4,771,834)                   $(2,501,326)

     Adjustments to reconcile net loss
     to net cash (used for) provided by operating
     activities:
        Depreciation and amortization                                        458,712                        462,861
        Allowance for doubtful accounts                                      472,568                         75,000
        Accrued interest expense                                             620,881                              -
        Stock compensation expense                                           182,201                              -
        Satisfaction of stock subscriptions receivable                       675,000                              -
        Increase (decrease) in cash from:

           Accounts receivable                                                21,782                        443,865
           Costs and estimated earnings
              in excess of billings on
              uncompleted contracts                                          785,013                        216,750
           Inventories                                                       490,128                       (929,883)
           Customer advances                                                (508,702)                             -
           Prepaid expenses and other
              current assets                                                  22,026                        134,485
           Accounts payable and accrued expenses                          (1,607,729)                     1,870,188
           Other assets/liabilities                                         (394,976)                      440,282

              Total adjustments                                            1,216,904                      2,713,548

     Net cash (used for) provided by operating activities                 (3,554,930)                      212,222

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures                                    (103,151)                      (159,301)

     Net cash used for investing activities                                 (103,151)                      (159,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                           3,166,668                        291,003
     Proceeds from warrant issuance                                          650,832                              -
     Proceeds from sale of stock                                              37,511                              -
     Loans from stockholder                                                   32,312                        434,956
     Repayment of loans from stockholder                                    (210,000)                      (440,928)
     Proceeds from exercise of options and warrants                          144,056                          1,887
     Decrease in stock subscriptions receivable                                8,500                          1,250
     Repayment of debt - net                                                (107,875)                      (242,010)

     Net cash provided by financing activities                             3,722,004                         46,158

NET INCREASE IN CASH                                                          63,923                         99,079

CASH and CASH EQUIVALENTS, beginning of period                               368,327                        269,248

CASH and CASH EQUIVALENTS, end of period                                   $ 432,250                      $ 368,327
                                                                      ===============               ================

                                  See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1998 AND 1997

1.       Description of Business and Summary of Significant Accounting Policies

          LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company") designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and devices used to provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 gigahertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based devices and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

          In addition to the Company's broadband products, the Company designs, manufactures and markets a wide range of high power amplifiers, including traveling wave tube amplifiers ("TWTAs"), instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

a.        Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

b.        Revenue Recognition

          Revenues related to standard manufactured products are recognized when such products are shipped. The Company reports revenues from the sale of customized manufactured products related to long-term contracts on the percentage-of-completion method for financial reporting purposes. Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The net sales value of partially completed contracts in excess of billings, if any, would be included in current assets.

c.        Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

d.        Equipment and Fixtures

          Equipment and fixtures are recorded at cost and include equipment under capital leases. Depreciation and amortization are provided by the straight-line method over an estimated useful life of five or ten years and, in the case of leasehold improvements, the remaining lease term.

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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

g.        Long-Lived Assets

          Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires the review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of Statement 121 did not have a material effect on the consolidated financial statements of the Company.

h.        Fair Value of Financial Instruments

          At June 30, 1998, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

i.        Deferred Financing Costs

          Deferred financing costs are amortized on a straight-line basis over the lives of the related obligations.

j.        Recent  Pronouncements  of  the  Financial  Accounting Standards Board
("FASB")

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with equal prominence as other financial statements. SFAS 130 is effective for all periods beginning after December 15, 1997. The Company does not have any items of other comprehensive income.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and will be effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard is effective for all fiscal quarters in fiscal years beginning after June 15, 1999. Accordingly, the Company is not currently required to adopt this standard, however, the Company does not expect this accounting standard to have an effect on the financial statements.

k.        Reclassifications

          Certain   amounts  in  the  1997   financial   statements   have  been
reclassified to conform with 1998 presentation.

2.        Financial Condition and Liquidity

          As shown in the financial statements, during the fiscal years ended June 30, 1998 and 1997 the Company incurred net losses of $4.8 million and $2.5 million, respectively, and at June 30, 1998, the Company had total current assets of $5.0 million and total current liabilities of $4.6 million.

          The Company has not paid any dividends on its Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Preferred Stock"), which have accumulated in the amount of $510,000 through June 30, 1998.

          From July 1, 1996 to June 30, 1998, the Company raised $4.1 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow from operations to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

            LOGIMETRICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

          In addition to the sale of securities described above, in December 1997, the Company sold without recourse a note receivable to an unrelated party in the face amount of $2.6 million for $2.4 million. The proceeds of the note sale were used for working capital purposes.

          As set forth in the Consolidated Financial Statements included herein, the Company had a significant amount of indebtedness outstanding at June 30, 1998, a substantial portion of which became due and payable in calendar year 1999. Based on the Company's working capital resources, the Company was not able to repay all of such indebtedness out of available working capital as it became due. The maturity dates of such indebtedness have been extended. In the event that the holders of the Company's indebtedness do not agree to further extend such indebtedness or do not convert their debt into shares of Common Stock (to the extent convertible), the Company will be required to obtain additional financing to repay such indebtedness or to take other actions to protect its business and assets. See Note 16 for a discussion of the subsequent extension of indebtedness.

3.   Acquisition

          On April 25, 1997, a wholly-owned subsidiary of LogiMetrics merged into mmTech, pursuant to which LogiMetrics issued 19,247,800 shares of its common stock, par value $0.01 per share (the "Common Stock") to Mr. Charles S. Brand, the sole stockholder of mmTech. mmTech is primarily engaged in the design, manufacture and marketing of solid state, broadband wireless communications infrastructure equipment used to provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 GHz to 38 GHz. The acquisition has been accounted for as a pooling of interests. The accompanying consolidated financial statements for the year ended June 30, 1997 include the operations of mmTech on a common fiscal year.
Accordingly, as a result of conforming fiscal years, mmTech's net income of $45,040 for the period July 1, 1996 through October 31, 1996 is included in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1997 and has been included as an adjustment to consolidated accumulated deficit. Additionally, revenues of $963,000 and expenses of $918,000 for the period from July 1, 1996 through October 31, 1996 are included in the accompanying consolidated statement of operations for the fiscal year ended June 30, 1997. Included in the operating results of the Company for the year ended
June 30, 1997 are $3,600,000 and $5,822,000 of revenues of mmTech and LogiMetrics, respectively, and $400,000 of net income of mmTech prior to the date of acquisition and $2,735,000 of net loss of LogiMetrics prior to the date of acquisition. Because the acquisition was accounted for as a pooling of interests, acquisition expenses of $135,000 have been charged against results of operations in the year ended June 30, 1997.

4.   Inventories

         Inventory consists of the following at June 30, 1998:

                Raw material and components                  $   708,409
                Work-in-progress                               1,713,254
                Finished goods                                   437,245
                                                             $ 2,858,908
                                                              ==========

5.       Supplementary Information - Statement of Cash Flows

         Cash paid during the period for:
                                                           Year ended June 30,
                                                            1998         1997

         Interest                                         $570,820     $359,214
         Income taxes                                     $ -0-        $ -0-

         Non-cash investing and financing activities during the period for:

                                                            Year ended June 30,
                                                             1998         1997
         Machinery and equipment
         purchased under capital lease                      $ -0-    $ 117,685

         Conversion of subordinated
           indebtedness to common stock                     $300,000 $    -0-

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Equipment and Fixtures

         Equipment and fixtures, at cost, are summarized as follows at June 30, 1998:

                Machinery and equipment                        $ 2,530,424
                Furniture and fixtures                             143,863
                Leasehold improvements                             183,812
                                                                 2,858,099
                Less: accumulated depreciation and amortization (2,308,790)
                                                               ------------
                                                               $   549,309
                                                               ============

7.       Accounts Payable and Other Accrued Expenses

         Accounts payable and other accrued expenses consists of the following at June 30, 1998:

                Accounts payable                               $ 1,797,141
                Preferred stock dividends payable                  509,945
                Accrued professional fees                          506,886
                Accrued warranty expenses                          250,000
                Other accrued expenses                             568,132
                                                                 ---------
                                                               $ 3,632,104
                                                               ===========

(3)      Long-Term Debt

         Long-term debt consists of the following at June 30, 1998:

                Notes payable to Bank                          $ 2,365,000
                Class A Debentures                               3,571,653
                Class B Debentures                               1,715,895
                      Less:  Discount at issuance                 (457,628)
                      Plus:  Amortization of discount              329,931
                Notes payable - officer (Note 15)                  445,398
                Notes payable - other                               45,000
                Capital lease obligations                           89,484
                                                                 ---------
                                                                 8,104,733
                Less:  current portion                            (282,603)
                                                                 ----------
                                                               $ 7,822,130
                                                               ===========

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

          Subsequently, on March 7, 1996, LogiMetrics was recapitalized and in connection therewith all of the holders of the 12% Convertible Subordinated Debentures and Common Stock Purchase Warrants, Series A, and Common Stock Purchase Warrants, Series B, exchanged such debentures and warrants for Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and Amended and Restated Series A Warrants and Series B Warrants of like tenor (the "Series A Warrants" and "Series B Warrants", respectively). Refer to Note 9(c) for a further discussion of the Series A Warrants and Series B Warrants, including the method and significant assumptions used to value the Series A Warrants and the Series B Warrants.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          At June 30, 1997, accrued interest on the Subordinated Debentures totaled $79,000. The principal was payable in one balloon payment on July 14, 1997. On that date, the holders of the Subordinated Debentures converted all of the Subordinated Debentures into an aggregate of 1,200,000 shares of Common Stock. All accrued interest on the Subordinated Debentures was paid on August 29, 1997.

     North Fork Bank Credit Facilities

          At June 30, 1998, the Company was a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a $640,000 term loan (the "Term Loan") maturing December 31, 1998 and a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At June 30, 1998, $192,000 was outstanding under the Term Loan and the Company had $27,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1998, the Bank's prime rate was 8.5%. At June 30, 1998, the Company was in violation of two covenants contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1998 by September 30, 1998 (the "Reporting Requirement Covenant"). As of June 30, 1998, the Bank had waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended June 30, 1998 and ending on and including the fiscal quarter ended March 31, 1999, and had waived compliance with the Reporting Requirement Covenant until ---May 28, 1999. See Note 16 for a discussion of the subsequent extension of indebtedness.

Senior Debentures

          On July 29, 1997, the Company issued $2,750,000 in aggregate principal amount of its Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants - Series G (the "Series G Warrants") to purchase an aggregate of 7,350,000 shares of Common Stock at $0.50 per share, Common Stock Purchase Warrants - Series H (the "Series H Warrants") to purchase an aggregate of 1,100,000 shares of Common Stock at $0.60 per share and Common Stock Purchase Warrants - Series I (the "Series I Warrants") to purchase an aggregate of 550,000 shares of Common Stock at $1.125 per share to private investors for an aggregate purchase price of $3,352,500. The Company allocated $2,750,000 of the $3,352,500 in proceeds to the Class A Debentures, $514,500 to the Series G Warrants, $66,000 to the Series H Warrants and $22,000 to the Series I Warrants, based upon their estimated fair market value at the date of issuance. Each Class A Debenture has a stated value of $50,000 (the face amount) and has a conversion ratio of $0.41666667 per share. Pursuant to the terms of the purchase agreement with those investors, such investors had the right, at any time prior to August 15, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). On May 1, 1998, the Purchase Option was exercised in part. Accordingly, on that date, the Company issued $416,668 of additional Class A Debentures, additional Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock, additional Series H Warrants to purchase an aggregate of 166,667 shares of Common Stock and additional Series I Warrants to purchase an aggregate of 83,333 shares of Common Stock. On August 6, 1998, the remainder of the Purchase Option was exercised.

          Also on July 29, 1997, the holder of the Company's 12% Convertible Senior Subordinated Debentures (the "Old Class B Debentures") exchanged the Old Class B Debentures for the Company's Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures").

          In addition to the Facility, at June 30, 1998 the Company had issued and outstanding $3.6 million of its Class A Debentures, $1.7 million of its Class B Debentures and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contained financial covenants identical to those contained in the Facility. Accordingly, at June 30, 1998, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Facility. As of June 30,1998, the holders of the Senior Subordinated Indebtedness had waived the Net Income Covenant default for each quarter, commencing with the quarter ended June 30, 1998, through the quarter ended June 30, 1999, and had waived the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 1998, the interest rate was 16% per annum. The holders of the

                  LOGIMETRICS, INC. AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See Note 16 for a discussion of the subsequent extension of indebtedness.

          The Class A Debentures and the Class B Debentures may be prepaid, at the Company's option, upon the giving of 30 days prior written notice, so long as (i) the average closing price of the Company's Common Stock is at least $5.00 per share (subject to adjustment in certain circumstances) during the 120-day period immediately preceding the date of the notice of redemption; (ii) the closing price of the Common Stock for each of the 30 trading days immediately preceding the notice date was at least $5.00 per share (subject to adjustment in certain circumstances); and (iii) provided that the Company has a registration statement effective which covers the Common Stock underlying the Class A Debentures and the Class B Debentures. If prepaid by the Company, the Class A Debentures and the Class B Debentures each must be prepaid in whole, including all accrued interest.

      Principal payments due on all long-term debt consist of the following:

         Fiscal year ending June 30, 1999              $   282,603
         Fiscal year ending June 30, 2000                2,613,179
         Fiscal year ending June 30, 2001                5,336,648
                                                       -----------
                                                       $ 8,232,430
                                                       ===========
(3)    Income Taxes

       The provision for (benefit from) income taxes consists of the following:


            Year Ended June 30, 1998                        Federal                  State                  Total

                    Current                              $ (272,000)             $(125,000)            $ (397,000)
                    Deferred                              1,184,000                273,000              1,457,000
                    Valuation allowance                  (1,184,000)              (273,000)            (1,457,000)

                                                         $ (272,000)             $(125,000)            $ (397,000)

            Year Ended June 30, 1997                        Federal                  State                  Total

                    Current                               $ 272,000               $108,000              $ 380,000
                    Deferred                             (1,330,000)              (307,000)            (1,637,000)
                    Valuation allowance                   1,330,000                307,000              1,637,000

                                                         $  272,000               $108,000              $ 380,000


                   LOGIMETRICS, INC. AND SUBSIDIARIES NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is a summary of deferred tax assets as of June 30, 1998:

           Current Deferred Taxes:

              Inventory                                               $ 710,719
              Accounts receivable                                       303,369
              Accrued expenses                                          219,598

                                                                        677,719

                  Non-Current Deferred Taxes:

                         Depreciation                                     9,760
                         NOL carry-forward                            3,601,587

                  Total non-current                                   3,611,347

           Total deferred tax assets                                  4,845,034
           Valuation allowance                                       (4,845,034)
           Net deferred tax assets                                   $    -


     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                            % of Pretax Earnings
                                            Years Ended June 30,
                                            1998         1997

         Federal statutory tax rate          (34.0)%    (34.0)%
         Permanent difference                  4.0        1.3
         Net operating loss not producing
            a current tax benefit             20.3       32.7
         Federal and state taxes
            related to the earnings
            of mmTech:
         State                                 -          3.4
         Federal                               -         12.8

         Other                                 2.1        1.7

         Final provision                      (7.6)%     17.9%
                                              =====      ====

10.       Stockholders' Deficiency

a.       Common and Preferred Stock

          In May 1997, the Company's Certificate of Incorporation was amended. Among other things, the authorized Common Stock of the Company was increased from 35,000,000 shares of Common Stock to 100,000,000 shares of Common Stock. At June 30, 1998, the Company had outstanding 28,402,975 shares of Common Stock and 28 shares of Preferred Stock. In addition, as of June 30, 1998, the Company had 33,304,856 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date.

          Dividends on the Preferred Stock are payable quarterly, beginning June 15, 1996. With respect to all the dividend payments due, the Board of Directors has elected to defer payment. Pursuant to the terms of the Preferred Stock, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the conversion of the Preferred Stock. The Company has not yet effected such registration.

                    LOGIMETRICS, INC. AND SUBSIDIARIES NOTES
                TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The accumulated amount of dividends due on the Preferred Stock as of June 30, 1998 is $510,000. As a result of the Company's failure to effect the registration rights of the holders of the Preferred Stock, the dividend rate on the Preferred Stock increased to 17% per annum effective March 4, 1997. Until the Company complies with its registration obligations, the dividend rate will remain at 17% per annum.

          The Preferred Stock is redeemable, at the Company's option, upon the giving of 30 days prior written notice, unless (i) the average closing price of the Company's Common Stock fell below $5.00 per share (subject to adjustment in certain circumstances) during the 120-day period immediately preceding the date of the notice; and (ii) the closing price of the Common Stock for each of the 30 trading days immediately preceding the notice date was less than $5.00 per share (subject to adjustment in certain circumstances). If redeemed by the Company, the Preferred Stock must be redeemed at stated value plus all accrued and unpaid accumulated dividends.

b.        Stock Options

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees," the Company's net loss attributable to common shareholders and net loss per share would have increased to the pro forma amounts indicated below:


                                                                  1998                                   1997
                                                          As                Pro                  As                 Pro
                                                    Reported              Forma            Reported               Forma

Net loss attributable to
     common shareholders                         $(4,990,409)       $(5,226,588)        $(2,735,490)        $(3,321,825)
Net loss per share                                   $ (0.19)           $ (0.20)            $ (0.12)            $ (0.15)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. The weighted average fair value of options granted using the Black-Scholes option pricing model during fiscal 1998 and 1997 was $0.27 and $0.55 per share, respectively.

                                                 1998       1997
Dividend yield                                     0%         0%
Expected volatility                             46.1%     100.0%
Risk-free interest rate                          5.6%       6.2%
Expected option lives, in years                  8.7        5.0


LogiMetrics, Inc. 1997 Stock Compensation Program

          In May 1997, the Company adopted the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") which authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). A total of 7,500,000 shares of Common Stock are reserved for issuance in connection with the Stock Compensation Program, of which up to 7,350,000 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan.

          In the event that an option or award granted under the Stock Compensation Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Stock Compensation Program.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          A summary of the status of the Stock Compensation Program at June 30, 1998 and June 30, 1997 is presented below:


                                                    1998                                    1997
                                                                Weighted                                 Weighted
                                                    Weighted     Average                    Weighted      Average
                                         Shares      Average   Remaining          Shares     Average    Remaining
                                     Underlying     Exercise Contractual      Underlying    Exercise  Contractual
                                        Options        Price        Life         Options       Price         Life
                                 ---------------------------------------------------------------------------------

Outstanding at beginning of year      2,798,800       $ 0.55     9 Years               -           -            -
Granted                                 320,000         0.56    10 Years       2,798,800      $ 0.55     10 Years
Exercised                                     -            -           -               -           -            -
Forfeited                               352,000         0.55     9 Years       ________-           -            -

Outstanding at end of year            2,766,800       $ 0.55                   2,798,800      $ 0.55

Exercisable at end of year            1,857,266       $ 0.55     9 Years       1,442,935      $ 0.55     10 Years


Other Stock Option Grants

          In February 1998, a former officer of the Company, as part of his resignation agreement, was granted non-qualified stock options to purchase 103,333 shares of Common Stock at an exercise price of $.55 per share. These options expired on February 27, 1999.

c.        Warrants

          As of June 30, 1998, the Company had outstanding several series of warrants. The fair value of each warrant was estimated on the date of issuance using the Black-Scholes option pricing model. The significant assumptions used to value each warrant and the resulting fair value are set forth below.

          The Series A Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1998 were exercisable for an aggregate of 140,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series A Warrants expire on July 15, 2002. The significant assumptions used to value the Series A Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series A Warrants of $0.10. These assumptions resulted in an aggregate fair value of $12,000 for the Series A Warrants.

          The Series B Warrants were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1998 were exercisable for an aggregate of 1,500,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series B Warrants expire on July 15, 2002. The significant assumptions used to value the Series B Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series B Warrants of $0.10. These assumptions resulted in an aggregate fair value of $30,000 for the Series B Warrants. The Company recorded compensation expense of $30,000 upon the issuance of the Series B Warrants.

          The Common Stock Purchase Warrants, Series C (the "Series C Warrants") were issued in March 1996 in connection with the issuance of the Class B Debentures and as of June 30, 1998 were exercisable for an aggregate of 2,542,380 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series C Warrants expire on March 7, 2003. The significant assumptions used to value the Series C Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series C Warrants of $0.20. These assumptions resulted in an aggregate fair value of $457,628 for the Series C Warrants.

          The Common Stock Purchase Warrants, Series D (the "Series D Warrants") were issued in March 1996 in connection with the issuance of the Preferred Stock and as of June 30, 1998 were exercisable for an aggregate of 141,510 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series D Warrants expire on March 7, 2003. The significant assumptions used to value the Series D Warrants included a risk free rate of

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series D Warrants of $0.20. These assumptions resulted in an aggregate fair value of $509,436 for the Series D Warrants.

          The Common Stock Purchase Warrants, Series E (the "Series E Warrants") were issued in March 1996 in connection with a consulting agreement and as of June 30, 1998 were exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise pr ice of $.40 per share (subject to adjustment in certain circumstances). The Series E Warrants expire on March 7, 2003. The significant assumptions used to value the Series E Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series E Warrants of $0.10. These assumptions resulted in an aggregate fair value of $10,000 for the Series E Warrants. The Company recorded compensation expense of $10,000 upon the issuance of the Series E Warrants.

          The Common Stock Purchase Warrants, Series F (the "Series F Warrants") were issued in May 1996 to certain directors, officers and other related parties as compensation for services performed and as of June 30, 1998 were exercisable for an aggregate of 667,040 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series F Warrants expire on March 7, 2003. The significant assumptions used to value the Series F Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series F Warrants of $0.10. These assumptions resulted in an aggregate fair value of $6,670 for the Series F Warrants. The Company recorded compensation expense of $6,670 upon the issuance of the Series F Warrants.

          The Series G Warrants were issued in July 1997 in connection with the issuance of the Class A Debentures and as of June 30, 1998 were exercisable for an aggregate of 8,350,000 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series G Warrants expire on July 29, 2004.

          The Series H Warrants were issued in July 1997 in connection with the issuance of the Class A Debentures and as of June 30, 1998 were exercisable for an aggregate of 1,266,667 shares of Common Stock at an exercise price of $.60 per share (subject to adjustment in certain circumstances). The Series H Warrants expire on July 29, 2004.

          The Series I Warrants were issued in July 1997 in connection with the issuance of the Class A Debentures and as of June 30, 1998 were exercisable for an aggregate of 633,334 shares of Common Stock at an exercise price of $1.125 per share (subject to adjustment in certain circumstances). The Series I Warrants expire on July 29, 2004.

          The significant assumptions used to value the Series G Warrants, Series H Warrants and the Series I Warrants included a risk free rate of 6.3%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying each series of warrants of $0.24. These assumptions resulted in an aggregate fair value of $514,500 for the Series G Warrants, $66,000 for the Series H Warrants and $22,000 for the Series I Warrants.

          The Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, Series F Warrants, Series G Warrants, Series H Warrants and Series I Warrants are referred to herein collectively as the "Warrants". Pursuant to the terms of the Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the exercise of the Warrants. The Company has not yet effected such registration.

d.        Stock Subscriptions Receivable

          As of June 30, 1998, two former officers of the Company owed the Company $97,850 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. Also, as of June 30, 1998, an entity controlled by a director of the Company owed the Company $35,000 for Series G Warrants purchased from the Company. By agreement, such amount is payable upon the occurrence of certain events, including the disposition of the Series G Warrants.

e.        Registration Rights

          Under the terms of the Class A Debentures, the Class B Debentures, the Preferred Stock, the Warrants, and the options granted to a former officer of the Company, the Company was obligated to effect the respective holders' registration rights within 90 days after issuance. The Company has not yet complied with these obligations.

11.      Loss Per Share

          During the current fiscal year, the Company adopted SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS 128 replaced the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of

                   LOGIMETRICS, INC. AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share.Loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the years presented. The loss per share calculations for 1998 and 1997 do not give effect to common stock equivalents because they would have an antidilutive effect.

12.       Commitments

a.        Lease Agreements

          The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 1998 were as follows:

          Fiscal year ended June 30, 1999                        $303,107
          Fiscal year ended June 30, 2000                         230,696
          Fiscal year ended June 30, 2001                         175,987
          Fiscal year ended June 30, 2002                         167,193
          Fiscal year ended June 30, 2003                         154,505
          Thereafter                                              152,885

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

c.        Legal Proceedings

          From time to time, the Company is subject to routine claims incidental to the operation of its business. In addition, as a result of the Company's lack of cash resources, from time to time the Company has been subject to claims from its creditors for non-payment of outstanding invoices.

13.      Major Customers

          One customer accounted for 43% and 54% of revenues, for the years ended June 30, 1998 and 1997, respectively.

          Sales to foreign customers by geographic location, as a percentage of net revenues, were as follows:

         Years ended June 30,       1998    1997

         Asia                        7%      16%
         Canada                      5       11
         Europe                      4        9

                                    16%      36%
                                    ===      ===
14.       Pension Plan

          The Company had two separate defined contribution plans covering eligible full-time employees as of June 30, 1998. Participation in each plan is voluntary and participants may contribute up to 15% of their compensation, subject to federal limitations. The Company, at its discretion, can make matching contributions to the LogiMetrics, Inc. Employees 401(k) Savings Plan (the "LogiMetrics Plan"). For the years ended June 30, 1998 and 1997, the Company has made no matching contribution to the LogiMetrics Plan. The mmTech, Inc. 401(k) Plan and Trust (the "mmTech Plan") provides for a Company match of 5% of participant contributions, and a discretionary amount based on profitability. Discretionary Company contributions are vested ratably over a six-year period. Company contributions for the year ended June 30, 1998 totaled $3,154 under the mmTech Plan. The Company made no discretionary contributions to the mmTech Plan in the fiscal year ended June 30, 1998.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Certain Relationships and Related Party Transactions

          Dr. Frank A. Brand, a director of the Company, and the uncle of Charles S. Brand, the Company's Chairman, had a consulting agreement with the Company which expired on April 30, 1999. The agreement called for quarterly payments of 36,363 shares of Common Stock. During the fiscal year ended June 30, 1998, Dr. Brand was entitled to receive 254,542 shares of Common Stock with an aggregate value of $110,226 for consulting services provided, representing the fair market value of the shares on the date of issuance. Such amounts were recorded as compensation expense in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 1998. The was no reduction to the amounts recorded as compensation expense for lack of market liquidity and other discount considerations.

          Kenneth C. Thompson, a former director of the Company, had a consulting agreement with the Company which expired effective November 15, 1999. In connection with the consulting agreement, Mr. Thompson received 108,000 shares of Common Stock, with an aggregate value of $54,000 for consulting services provided, representing the fair market value of the shares on the date of issuance. Such amount was recorded as compensation expense in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 1998.

          In July 1997, Norman M. Phipps, a director of the Company purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). Also in July 1997, Michael L. Gaffney, an employee of the Company purchased 400,000 shares of Common Stock from the Company for $220,000, or $0.55 per share. In connection with Mr. Gaffney's the purchase, $4,000 was paid in cash from the proceeds of a one-time bonus paid to Mr. Gaffney and the remainder was paid in the form of a non-recourse secured promissory note (the "Gaffney Note"). The Phipps Note and the Gaffney Note do not bear interest, have no fixed maturity date, and are each secured by a pledge of the shares of Common Stock purchased by Messrs. Phipps and Gaffney, respectively. The sale of the Class C Debentures as described in Note 16 below resulted in a "Change in Control Event" under the terms of the Phipps Note and the Gaffney Note. The Phipps Note and the Gaffney Note were each satisfied upon the occurrence of such "Change in Control Event." The Company recorded a non-cash charge to account for these transactions in the aggregate amount of $675,000 at June 30, 1998.

          MBF Capital Corporation ("MBF"), an entity controlled by Mark B. Fisher, a director of the Company, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of the Series G Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matures on July 29, 2000 and bears interest (compounded annually) at a rate of 6.07% per annum, which is payable at maturity. The MBF Note is secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note will become immediately due and payable upon the occurrence of certain events, including a sale or other disposition by MBF of the Series G Warrants purchased by it or the consummation of a Company Sale (as defined in the Stockholders Agreement entered into in connection with the issuance of the Class A Debentures).

          Prior to its acquisition by the Company, Charles S. Brand, the Company's Chairman and Chief Technical Officer, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $627,000, and $445,000 in such advances were outstanding at June 30, 1998. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum.

          Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $34,228 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $268,883 during the fiscal year ended June 30, 1998 and $223,167 during the fiscal year ended June 30, 1997.

          Certain holders of the Company's securities, including directors, officers and beneficial owners of more than 5% of the Common Stock are entitled to certain registration rights with respect to securities of the Company held by them.

16.       Subsequent Events

          Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances.

          Pursuant to the terms of a Registration Rights Agreement, dated October 21, 1998 (the "Registration Rights Agreement"), the purchasers of the Class C Debentures, including Mr. Brand, have certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Class C Debentures.

          In connection with the renewal and extension of the Company's Revolver with the Bank, the Company issued to the Bank in October, 1998 Common Stock Purchase Warrants, Series J (the "Series J Warrants"). The Series J Warrants were exercisable for an aggregate of 100,000 shares of Common Stock at an exercise price of $0.55 per share (subject to adjustment in certain circumstances). The Series J Warrants expired on July 1, 1999. The fair value of the Series J Warrants was estimated using the Black-Scholes option pricing model. The significant assumptions used to value the Series J Warrants included a risk free rate of 6.48%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series J Warrants of $0.80. These assumptions resulted in an aggregate fair value of $26,000 for the Series J Warrants.

          On December 31, 1998, the Term Loan was repaid in accordance with its terms.

          In contemplation of the Company's increased PMP business, in December 1998, the Company entered into a lease agreement (the "Lease Agreement") covering approximately 36,500 square feet of manufacturing and office space in Eatontown, New Jersey. The Lease Agreement has a five-year initial term and two five-year renewal options. The average annual cost for the initial five-year term is approximately $206,000. Pursuant to the terms of the Lease Agreement, the Company has the ability to sublet a certain portion of the leased space. The Company has moved its manufacturing operations into the new facility and expects to complete moving its entire PMP business into the new space during fiscal 2000.

          As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forebear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Facility.

          On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Facility and senior to the Class A Debentures, the Class B Debentures and the Class C Debentures. Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Brand transferred to the Lenders an aggregate of 3,000,000 shares of Common Stock owned by him.

          From time to time subsequent to September 1, 1999, the Company has received advances from certain of the Company's other investors. Such advances have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes.

          In August 1998, the Company entered into a three-year employment agreement with Mr. Kenneth C. Thompson, pursuant to which Mr. Thompson agreed to serve as the Company's Chief Executive Officer. Effective November 15, 1999, Mr. Thompson resigned as the Company's Chief Executive Officer. In connection with his resignation, the Company and Mr. Thompson entered into a separation agreement (the "Separation Agreement"). In the Separation Agreement, the Company agreed to pay Mr. Thompson an aggregate of $137,097 in five monthly installments, without interest, in repayment of certain amounts owed to him and in lieu of any rights Mr. Thompson had under the employment agreement he entered into with the Company in August 1998. In addition, the Company issued to Mr. Thompson stock options exercisable for an aggregate of 500,000 shares of Common Stock (the "Option Shares") at an exercise price of $0.60 per share (the "Thompson Option"). The Thompson Option expires, as to one-half of the Option Shares, on November 15, 2001, and as to the remainder of such Option Shares, on November 15, 2002.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Pursuant to the terms of the Separation Agreement, all prior agreements between Mr. Thompson and the Company were terminated and the Company and Mr. Thompson agreed to release certain claims against each other and certain related parties. Under the Separation Agreement, Mr. Thompson is subject to certain confidentiality obligations and agreed to non-competition and certain other covenants for a period of one year.

          Subsequent to June 30, 1998, the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures (collectively, the "Senior Subordinated Indebtedness") agreed to extend the maturity date of the Senior
Subordinated Indebtedness to March 7, 2000. In connection with the Signal Transactions as described below, the holders of the Senior Subordinated
Indebtedness and the holders of the Bridge Notes agreed to further extend the maturity dates of the Senior Subordinated Indebtedness and the Bridge Notes to July 1, 2000.

          On February 17, 2000, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Signal Technology Corporation ("Signal") pursuant to which Signal proposes to acquire the Company through the merger of a wholly owned subsidiary of Signal with and into LogiMetrics (the "Merger"). In connection with the proposed Merger, Signal currently intends to contribute the assets of mmTech to Signal's recently formed Signal Wireless Group ("SWG"). Pursuant to the current terms of the proposed Merger, holders of the Company's Common Stock (including shares issuable upon the exercise or conversion of outstanding options, warrants and convertible securities) would receive, based on a formula to be finalized, a certain percentage of a tracking security that would reflect the performance of SWG ("SWG Equity"), which would be distributed upon completion of a public offering of SWG Equity, and shares of Signal common stock. The proposed Merger is intended to be tax-free to the stockholders of LogiMetrics for federal income tax purposes.

          In connection with the Letter of Intent, Signal has loaned $2,000,000 to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note"). The Signal Loan matures on December 31, 2000 and bears interest at a rate of 10% per annum, payable at maturity. The Signal Loan may be prepaid by the Company at any time and is subject to mandatory repayment in the event that the Company completes an institutional financing generating gross proceeds of $7,500,000 or more or the Company engages in certain extraordinary transactions (other than with Signal) or executes a letter of intent or agreement relating thereto. The Signal Loan is secured by liens on all of the Company's assets. Signal has the right to accelerate the repayment of the Signal Loan upon the occurrence of certain events of default, including the failure of the Company to pay amounts owed under the Signal Note when due, a material breach by the Company of certain covenants and representations and warranties made to Signal or the occurrence of certain insolvency events.

          Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1,000,000 (the "Investor Loans"). The Investor Loans are evidenced by a Substitute Negotiable Secured Senior Subordinated Promissory Note (the "Investor Notes") and are secured pari passu with the Signal Loan. The terms of the Investor Notes are substantially similar to the terms of the Signal Note. The Investor Loans bear interest at a rate of 13% per annum (payable at maturity) and mature on July 1, 2000. The Signal Loan and the Investor Loans are referred to collectively as the "Loan Transactions."

          Pursuant to the Letter of Intent, the Company granted to Signal the option (the "Option") to purchase the Company's high-power amplifier business, currently conducted at the Company's facility in Bohemia, New York (the "New York Business"). The exercise price of the Option is $2,000,000 less the unpaid amount of the Signal Loan less any funded indebtedness of the Company assumed by Signal. The Option expires on the earlier of (i) 30 days after the payment in full of the Signal Loan and (ii) December 31, 2000.

          In addition, upon execution of the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the New York Business and has assumed all current liabilities of the New York Business. Pursuant to the Management Agreement, Signal intends to relocate the assets of the New York Business (excluding real estate and fixtures) to Signal's facility in Florida. Under the Management Agreement, Signal is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. Signal also has agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. Pursuant to the Management Agreement, if the Merger is not consummated and the Company enters into an acquisition transaction with a third party prior to December 31, 2000, Signal has the right either to retain ownership of the assets of the New York Business for no additional consideration or to return such assets to the Company. In the event that Signal returns such assets to the Company, the Company is obligated to reimburse Signal for the expenses of moving the assets both to and from Signal's Florida facility and for any interest payments made by Signal in respect of the Company's bank indebtedness.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Pursuant to the Letter of Intent, the Company is obligated under certain circumstances to re-pay all loans made by Signal, together with a prepayment penalty of $100,000, and to pay a termination fee of $800,000 in the event that the Company enters into a letter of intent or similar agreement for an acquisition transaction with a third party prior to June 16, 2000.

          The transactions described above are collectively referred to as the "Signal Transactions."

          The consummation of the proposed Merger is subject to the satisfaction or waiver of a number of customary conditions precedent, including the satisfactory completion of the Company's and Signal's due diligence investigation of the business and affairs of one another, the Company's compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended, the negotiation and execution of definitive agreements for the Merger, the approval of the proposed Merger by the approvals. No assurances can be given that such conditions will be satisfied or as to the timing thereof. Further, no assurances can be given that the Merger will be consummated on the terms summarized above or at all.

          In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Facility resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Facility to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Facility, (iii) to pay all past due amounts outstanding under the Facility, and to pay the Bank certain additional fees specified in the Consent Letter, and
(iv) to extend the expiration date of the Series J Warrants to June 30, 2000.

          It is a condition to the Signal Transactions that the holders of approximately $10.7 million of the Company's indebtedness (excluding obligations owed to the Bank and certain other indebtedness) must be converted into shares of Common Stock. Based on discussions with the holders of such indebtedness, the Company believes that such holders will convert that indebtedness to Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversion or as to the terms thereof. In addition, pursuant to the terms of the Signal Transactions, all previously issued options, warrants and other convertible securities will be required to be converted into Common Stock. Based on discussions with the holders of such securities, the Company believes that such holders will convert, exercise or exchange such securities for shares of Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversions, exercises and exchanges or as to the terms thereof. Based on the discussions held to date, the Company believes that it will be required to issue shares of Common Stock to the holders of such indebtedness and securities in an amount substantially in excess of 50% of the shares then-outstanding (after giving effect to such issuance).

          The summary of the Signal Transactions contained herein is not intended to be complete and is qualified in its entirety by reference to the Letter of Intent, the loan documents for the Loan Transactions and the Management Agreement, copies of which have been filed as exhibits to this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9.    Directors,  Executive  Officers,  Promoters   and   Control  Persons;
Compliance  With Section  16(a) of the Exchange Act

The  following  table sets forth certain  information   as  of February 29, 2000
regarding  the Company's  executive officers and directors as of June 30, 1998.

Name                          Age               Position

Charles S. Brand (1)           60    Chairman   of the Board and Chief Technical
                                     Officer
Kenneth C. Thompson (2)        53    Chief   Executive  Officer    and  Director
Norman M. Phipps (1)           39    President, Chief Operating Officer, Interim
                                     Chief Financial Officer and Director
Erik S. Kruger                 38    Vice President - Finance and Administration
                                     and Secretary
Frank A. Brand (3)(4)          75    Director
Jean-Francois Carreras (3)(4)  50    Director
Mark B. Fisher                 41    Director
Francisco A. Garcia (5)        48    Director

     (3) Member of Executive Committee.
     (4) Mr. Thompson resigned as the Company's Chief Executive Officer and as a director in November 1999.
     (5) Member  of Audit Committee.
     (6) Member of Compensation Committee.
     (7) Mr. Garcia resigned as a director of the Company in November 1999.

          Charles S. Brand. Mr. Brand has served as the Company's Chairman of the Board and Chief Technical Officer since March 1998. From April 1997 to March 1998, Mr. Brand was the Chairman and Chief Executive Officer of the Company. From February 1994 to April 1997, Mr. Brand was the President of mmTech, Inc. Prior to founding mmTech, Mr. Brand was the founder and President of Trontech, Inc., a manufacturer of solid state amplifiers used in military applications and wireless equipment for the cellular and PCS markets, which was subsequently sold in December 1986 to Dynatech Corporation. Mr. Brand has been involved in the development of LMDS systems for over ten years. Mr. Brand is the nephew of Dr. Frank A. Brand.

          Kenneth C. Thompson. From March 1998 until November 1999, Mr. Thompson was the Chief Executive Officer of the Company. From April 1997 until March 1998, Mr. Thompson was a private investor and consultant. Prior to April 1997, Mr. Thompson held several senior management positions with Glenayre Electronics, Inc., including Executive Vice President - Sales and Marketing (from February 1993 to February 1994), President of the Voice and Data Technologies Group (from February 1994 to September 1996), and most recently, from September 1996 to April 1997, Executive Vice President - Business Operations. In his last position with Glenayre, Mr. Thompson was a member of a three-person management committee responsible for the day-to-day operations of Glenayre.

          Norman M. Phipps. Mr. Phipps has served as the President and Chief Operating Officer of the Company since April 1997, and also as interim Chief Financial Officer since March 1998. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of the Company. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, L.L.C. (from January 1994 to December 1997) and CP Capital Partners (from January 1991 to December 1993). Mr. Phipps is a director of Avery Communications, Inc., a company primarily involved in the provision of software and services addressing the customer relationship and billing/operational support system needs of telecommunications and Internet service providers.

          Erik S. Kruger. Mr. Kruger has served as Vice President - Finance and Administration and Secretary of the Company since February 1998. From March 1996 to January 1998, Mr. Kruger was the Chief Financial Officer of CellularVision of New York, L.P. From September 1990 to February 1996, Mr. Kruger was employed by Coopers & Lybrand L.L.P., specializing in the telecommunications and entertainment industries. Mr. Kruger is a Certified Public Accountant.

          Dr. Frank A. Brand. Dr. Brand has been a director of the Company since April 1997. Since 1991, Dr. Brand has been a private investor and consultant. Prior to his retirement in 1991, Dr. Brand held several senior management positions with M/A-COM, Inc., a major manufacturer of telecommunications products and systems, including Chief Technical Officer, Chief Operating Officer and Acting Chief Executive Officer. Dr. Brand is a Life-Fellow of the Institute of Electrical and Electronic Engineers, a Fellow of Polytechnic University and a member of the Engineering Dean's Council at UCLA.

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

          Mark B. Fisher. Mr. Fisher is the President of MBF Capital Corporation, Inc. ("MBF"), a firm that invests in and advises technology driven companies. From 1990 to 1996, Mr. Fisher served as a Principal of Alex. Brown & Sons, Inc.

          Francisco A. Garcia. Mr. Garcia was a director of the Company from July 1997 to November 1999. Since Janu ary 2000, Mr. Garcia has been associated with the investment advisor to Easton Hunt Capital Partners, an investment fund. From January 1999 to December 1999, Mr. Garcia was the Director of Corporate Finance for Cramer Rosenthal McGlynn, LLC, an investment management firm. From 1987 to December 1997, Mr. Garcia served as Chairman of the Board of Neptune Management Company, Inc., a manager of funds and accounts investing in distressed securities, obligations and consumer receivables. From 1991 until December 1998, Mr. Garcia served as President of Nethuns, Inc., a firm engaged in financial advisory, consumer finance and investment activities. Mr. Garcia is a Spanish citizen.

          Each director serves until the next annual meeting of stockholders or until his successor is duly elected and qualified.

          The Company  currently  does not  regularly  compensate  directors for
their  service  to  the  Company.   However,   directors  are   reimbursed   for
out-of-pocket expenses incurred in their capacity as directors of the Company.

          Dr. Brand and Mr. Fisher provide certain consulting services to the Company. See "Employment Agreements and Compensation Arrangements."

          Pursuant to the terms of the Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 20,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. See "Stock Compensation Program."

Right to Designate Directors; Changes in Control

          In July 1997,  the  Company  entered  into a Purchase  Agreement  (the
"Purchase Agreement") with a group of institutional investors (the "Purchasers"), including certain entities affiliated with Mark B. Fisher, a director of the Company. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Purchasers $2,750,000 in aggregate principal amount of the Company's Class A Debentures, Series G Warrants to purchase an aggregate of 7,350,000 shares of Common Stock at an exercise price of $0.50 per share, Series H Warrants to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $0.60 per share and Series I Warrants to purchase an aggregate of 550,000 shares of Common Stock at an exercise price of $1.125 per share, for a total purchase price of $3,352,500. In connection with the issuance by the Company of its Class A Debentures, the Company granted to the Purchasers the right, at any time prior to August 15, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). On May 1, 1998, the Purchasers exercised their respective rights to purchase $500,000 of the Purchase Option. The related securities issued in connection therewith are set forth in the consolidated financial statements contained herein. On August 6, 1998, the Purchasers exercised their respective rights to purchase the remaining $500,000 of the Purchase Option.

          In connection with the transactions contemplated by the Purchase Agreement, the Purchasers, the Company and Charles S. Brand entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Brand agreed to certain restrictions on his ability to sell his shares of Common Stock. Pursuant to the terms of the Stockholders Agreement, the size of the Board of Directors was increased to seven members and the Purchasers received the right to appoint three directors. Because the Purchase Option has been exercised in full, the number of directors will be increased to eight, and the Purchasers have the right to appoint an additional director. At any time that the Purchasers are entitled to appoint at least four directors, at either the request of Mr. Brand or the Purchasers, the size of the Board will be further increased by one and Mr. Brand and the Purchasers will have the right to mutually select an independent director to fill the resulting vacancy. Further, in the event that Cerberus Partners, L.P. (or any subsequent holder of the Class B Debentures) exercises its right under the Unit Purchase Agreement dated March 7, 1996 to designate a member of the Board of Directors, the number of directors will be increased by two, the holder of the Class B Debentures will have the right to appoint one director and Mr. Brand and the Purchasers will have the right to appoint an additional independent director.

          Pursuant to the terms of the Stockholders Agreement, Mr. Brand appointed himself, Dr. Brand, Mr. Carreras and Mr. Phipps and the Purchasers appointed Messrs. Fisher, Francisco A. Garcia and Kenneth C. Thompson as directors of the Company. To facilitate the recomposition of the Board of Directors, Mr. Alfred Mendelsohn resigned as a director of the Company effective upon the closing of the transactions contemplated by the Purchase Agreement. Messrs. Garcia and Thompson resigned as directors in November 1999.

          Under the terms of the Stockholders Agreement, the parties agreed to cause (i) the Executive Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and one director designated by the Purchasers, (ii) the Audit Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and two directors designated by the Purchasers, and (iii) the Compensation Committee of the Board of Directors to be comprised of two directors designated by Mr. Brand and two directors designated by the Purchasers. Because the Purchase Option has been exercised in full, the Purchasers have the right to designate a second director to serve on the Executive Committee of the Board of Directors. All directors have been designated by either Mr. Brand or the Purchasers to serve on the respective Board committees set forth in the table in Part III. In March 1998, Mr. Thompson was appointed the Company's Chief Executive Officer. Under the terms of the Stockholders Agreement, Mr. Thompson was treated as a director designated by Mr. Brand and was entitled to serve as a member the Executive Committee of the Board of Directors (which will be further increased in size to permit such appointment). Mr. Thompson resigned as the Chief Executive Officer and as a Director of the Company in November 1999.

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

Compensation Committee Interlocks and Insider Participation

          During the fiscal year ended June 30, 1998, the Company's Compensation Committee was comprised of Dr. Brand and Messrs. Carreras and Garcia. Mr. Garcia resigned as a director in November 1999.

          The Company has entered into a consulting agreement with Dr. Brand pursuant to which Dr. Brand provides strategic, technological and other services to the Company for up to 90 days in any calendar year. Under the consulting agreement, which expired April 30, 1999, Dr. Brand received a quarterly payment of 36,363 shares of Common Stock. In the consulting agreement, Dr. Brand agreed to certain confidentiality, non-competition and intellectual property covenants.

          No executive officer of the Company and no member of the Compensation Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and executive officers and persons holding more than 10% of a registered class of the Company's equity securities are required to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports and any amendments thereto which have been furnished to the Company, the Company believes that all of such reporting persons complied with all applicable Section 16(a) filing requirements in respect of the fiscal year ended June 30, 1998, except that Messrs. Thompson and Garcia inadvertently failed to timely file their Form 3s upon becoming directors of the Company, Mr. Fisher inadvertently failed to timely file his Form 3 upon becoming a director of the Company and also inadvertently failed to timely file one Form 4 reporting one transaction, and each of Gerald B. Cramer, Cramer Rosenthal McGlynn LLC and AC Israel Enterprises, Inc. inadvertently failed to timely file their Form 3s upon becoming beneficial owners of more than 10% of the Common Stock.

Item 10.  Executive Compensation

          The following table sets forth certain compensation paid to the Company's Chief Executive Officer and each other executive officer of the Company as of June 30, 1998 (collectively, the "Named Executive Officers"):

                                                      Summary Compensation Table (1)
                                                           Annual Compensation                     Long-Term
                                             -----------------------------------------------
                                                                                                  Compensation
                                                                                                   Securities
Name and                         Fiscal                                       Other Annual         Underlying         All Other
Principal Position                Year      Salary ($)        Bonus ($)     Compensation ($)     Options/SARs (#)  Compensation ($)

Kenneth C. Thompson (2)           1998      $171,100 (3)(4)      --               *                      --
Chief Executive Officer

Charles S. Brand (5)              1998      $200,000             --               *                      --
Chairman of the Board             1997      $162,500             --               *                   20,000
and Chief Technical Officer       1996      $150,000             --               *                      --

Norman M. Phipps                  1998      $150,000             --               *                      --         $ 1,775 (6)
President, Chief Operating        1997      $153,395 (7)         --               *                  825,000
Officer and Interim Chief         1996        --                 --               --                     --
Financial Officer

Erik S. Kruger                    1998      $ 37,596 (8)         --               *                  200,000
Vice President -
Finance and Administration

__________________

* Represents less than the lesser of $50,000 or 10% of salary and bonus for each Named Executive Officer.

(1) The Company did not grant any stock appreciation rights or restricted stock and did not make any long-term incentive payments during the period covered by the Summary Compensation Table.
(2) Mr. Thompson resigned as the Company's Chief Executive Officer and as a director in November 1999.
(3) Includes consulting fees paid to Mr. Thompson prior to his becoming Chief Executive Officer of the Company in March 1998.
(4) Pursuant to the terms of his consulting agreement, a portion of Mr. Thompson's consulting fee was paid in the form of 108,000 shares of Common Stock with a fair market value of $54,000. See "Employment Agreements and Compensation Arrangements."
(5) Mr. Brand served as the Company's Chief Executive Officer from April 1997 until March 1998.
(6)  Represents life insurance premiums paid on behalf of Mr. Phipps.
(7) Includes consulting fees paid to Mr. Phipps prior to his employment by the Company in April 1997.
(8)  Mr. Kruger joined the Company in February 1998.

Option Grants

          The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers during the fiscal year ended June 30, 1998:


                                     Option/SAR Grants in Last Fiscal Year (1)

                                          Number of           % of Total
                                         Securities         Options/SARs
                                         Underlying           Granted to          Exercise or
                                       Options/SARs         Employees in           Base Price            Expiration
Name                                    Granted (#)          Fiscal Year            ($/Share)                  Date

Erik S. Kruger                          200,000 (2)                66.7%                $0.55               2/23/08


(1) The Company did not grant any stock appreciation rights during the fiscal year ended June 30, 1998.
(2) The vesting period for the above grant was one-third six months after the date of grant, one-third one year after the date of grant and the remaining one-third two years after date of grant.

Fiscal Year-End Option Values

          The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held by such Named Executive

Officers as of June 30, 1998. No stock options were exercised during the fiscal year ended June 30, 1998.


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

Charles S. Brand                                      6,666/13,334                             $759/$1,517
Norman M. Phipps                                    686,666/138,334                         $115,909/$23,351
Erik S. Kruger                                         0/200,000                               $0/$33,760



(1) Based on an estimated market value of $.7188 per share for the Common Stock on June 30, 1998.

Stock Compensation Program

          In May 1997, the Company adopted the Stock Compensation Program in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Stock Compensation Program, 7,500,000 shares of Common Stock are reserved for issuance, of which up to 7,350,000 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Compensation Committee of the Board of Directors ("the Administrator").

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

Employment Agreements and Compensation Arrangements

          In April 1997, Mr. Charles Brand and Mr. Phipps entered into five-year employment agreements with the Company. Pursuant to such agreements, Mr. Brand receives an annual base salary of $200,000 and Mr. Phipps receives an annual base salary of $150,000, subject to periodic increases at the discretion of the Board of Directors. Mr. Brand and Mr. Phipps are entitled to participate in all compensation and employee benefit plans, including such bonuses as may be authorized by the Board of Directors from time to time. The Company also agreed to provide and maintain a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps. In the event of the termination of employment by the Company (other than upon death, permanent disability or a "termination for cause"), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, or (ii) twelve months from the effective date of termination.

          In July 1997, the Company entered into a consulting agreement with MBF, an entity which is controlled by Mr. Fisher, pursuant to which MBF agreed to cause Mr. Fisher to provide certain financial consulting services to the Company for up to 25% of Mr. Fisher's business time. Under the consulting agreement, MBF is entitled to receive a monthly payment of $5,000. The consulting agreement was terminated on September 30, 1997.

          In August 1998, the Company entered into a three-year employment agreement with Mr. Thompson, pursuant to which Mr. Thompson agreed to serve as the Company's Chief Executive Officer. Effective November 15, 1999, Mr. Thompson resigned as the Company's Chief Executive Officer. In connection with his resignation, the Company and Mr. Thompson entered into a separation agreement (the "Separation Agreement"). In the Separation Agreement, the Company agreed to pay Mr. Thompson an aggregate of $137,097 in five monthly installments, without interest, in repayment of certain amounts owed to him and in lieu of any rights Mr. Thompson had under the employment agreement he entered into with the Company in August 1998. In addition, the Company issued to Mr. Thompson stock options exercisable for an aggregate of 500,000 shares of Common Stock (the "Option Shares") at an exercise price of $0.60 per share (the "Thompson Option"). The Thompson Option expires, as to one-half of the Option Shares, on November 15, 2001, and as to the remainder of such Option Shares, on November 15, 2002.

          Pursuant to the terms of the Separation Agreement, all prior agreements between Mr. Thompson and the Company were terminated and the Company and Mr. Thompson agreed to release certain claims against each other and certain related parties. Under the Separation Agreement, Mr. Thompson is subject to certain confidentiality obligations and agreed to non-competition and certain other covenants for a period of one year.

          In addition, the Company has entered into a consulting agreement with Dr. Brand. See "Compensation Committee Interlocks and Insider Participation."

Item 11.   Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of February 29, 2000 with respect to beneficial ownership of the Common Stock by (i) each person serving as a director on June 30, 1998, (ii) each Named Executive Officer, and
(iii) all executive officers and directors as a group. The mailing address of each such person is c/o LogiMetrics, Inc., 50 Orville Drive, Bohemia, New York 11716.

                                                    Amount and
                                                    Nature of
           Name and Address of                      Beneficial       Percent of
           Beneficial Owner                         Ownership (1)     Class

           Charles S. Brand                        16,538,339 (2)      53.5%

           Kenneth C. Thompson                        699,667 (3)       2.4%

           Norman M. Phipps                         2,219,784 (4)       7.4%

           Erik S. Kruger                             240,000 (5)        *

           Frank A. Brand                             330,905 (6)       1.2%

           Jean-Francois Carreras                      72,500 (7)        *

           Mark B. Fisher                           5,167,806 (8)      15.3%

           Francisco A. Garcia                        106,667 (9)        *

           All Executive Officers                  25,375,668          66.7%
           and Directors as a                   (2,3,4,5,6,7,8,9)
           group (8 persons)


* Less than 1%

(1) Each shareholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock which the individual has the right to acquire within 60 days of February 29, 2000.

(2) Includes (i) 2,150,539 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Brand, and (ii) 20,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(3) Includes 500,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(4) Includes (i) 296,042 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series E (the "Series E Warrants") held by Mr. Phipps, (ii) 134,906 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series F (the "Series F Warrants") held by Mr. Phipps, (iii) 23,585 shares of Common Stock issuable upon the conversion of one-quarter share of Preferred Stock held by Mr. Phipps, and
     (iv) 825,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(5) Includes 200,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(6) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(7) Consists of (i) 20,000 shares of Common Stock issuable upon the exercise of Series E Warrants held by Mr. Carreras, (ii) 12,500 shares of Common Stock issuable upon the exercise of Series F Warrants held by Mr. Carreras, and
     (iii) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

(8) Includes (i) 381,252 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Fisher, (ii) 520,000 shares of Common Stock issuable upon the exercise of Amended and Restated Common Stock Purchase Warrants, Series B (the "Series B Warrants") held by Mr. Fisher, (iii) 241,935 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Fisher, (iv) 12,943 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Fisher, (v) 6,472 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Fisher, and (vi) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000. Also includes (i) 500,000 shares of Common Stock issuable to MBF Capital Corporation ("MBF") upon the exercise of Series G Warrants held by MBF,
     (ii) 762,504 shares of Common Stock issuable upon the conversion of Class A Debentures held by Broadband Systems, L.P. ("Broadband Systems"), (iii) 483,871 shares of Common Stock issuable upon the exercise of Series G Warrants held by Broadband Systems, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series H Warrants held by Broadband Systems,
     (v) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Broadband Systems, (vi) 500,000 shares of Common Stock issuable upon the exercise of Series G Warrants held by Phineas Broadband Systems, L.P. ("Phineas"), (vii) 1,000,000 shares of Common Stock issuable upon the exercise of Series H Warrants held by Phineas and (viii) 500,000 shares of Common Stock issuable upon the exercise of Series I Warrants held by Phineas. Mr. Fisher is the sole officer, director and shareholder of MBF and MBF Broadband Systems, Inc., the general partner of both Broadband Systems and Phineas. Accordingly, Mr. Fisher is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of MBF, Broadband Systems and Phineas.

(9) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 29, 2000.

          Other Beneficial Owners: The following table provides information, as of February 29, 2000, regarding the beneficial ownership of more than five percent (5%) of the Company's Common Stock held by persons who are not listed in the preceding table. Certain information contained herein has been derived solely from filings made by such persons with the SEC.


                                    Amount and
                                    Nature of
         Name and Address of        Beneficial       Percent of
         Beneficial Owner           Ownership        Class

         Gregory Manocherian        7,620,207 (1)    21.9%
         3 New York Plaza
         18th Floor
         New York, NY  10004

         Stephen Feinberg           6,315,834 (2)    18.0%
         450 Park Avenue
         New York, NY  10022

         Gerald B. Cramer           3,895,381 (3)    12.2%
         c/o Cramer Rosenthal
         McGlynn, Inc.
         520 Madison Avenue
         New York, NY  10022

         A.C. Israel
         Enterprises, Inc.          3,895,381 (4)    12.2%
         c/o Cramer Rosenthal
         McGlynn, Inc.
         520 Madison Avenue
         New York, NY  10022

         CRM 1998 Enterprise        2,722,897 (5)     8.8%
         Fund, LLC
         c/o Cramer Rosenthal
         McGlynn, Inc.
         520 Madison Avenue
         New York, NY  10022

         CRM 1997 Enterprise
         Fund, LLC                  2,703,998 (6)     8.7%
         c/o Cramer Rosenthal
         McGlynn, Inc.
         520 Madison Avenue
         New York, NY  10022

         CRM Partners, LP           2,313,069 (7)     7.5%
         c/o Cramer Rosenthal
         McGlynn, Inc.
         520 Madison Avenue
         New York, NY  10022

(1) Includes 47,170 shares of Common Stock issuable upon the conversion of one-half share of Preferred Stock held by Mr. Manocherian. Also includes
     (i) 152,502 shares of Common Stock issuable upon the conversion of Class A Debentures held by Kabuki Partners ADP, GP ("Kabuki"), (ii) 96,774 shares of Common Stock issuable upon the exercise of Series G Warrants held by Kabuki, (iii) 5,177 shares of Common Stock issuable upon the exercise of Series H Warrants held by Kabuki, (iv) 2,589 shares of Common Stock issuable upon the exercise of Series I Warrants held by Kabuki, (v) 483,871 shares of Common Stock issuable upon the conversion of Class C Debentures held by Kabuki, (vi) 738,454 shares of Common Stock issuable upon the conversion of Class A Debentures held by Whitehall Properties LLC
     ("Whitehall"), (vii) 500,494 shares of Common Stock issuable upon the exercise of Series G Warrants held by Whitehall, (viii) 25,886 shares of Common Stock issuable upon the exercise of Series H Warrants held by Whitehall, (ix) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Whitehall, (x) 596,774 shares of Common Stock issuable upon the conversion of Class C Debentures held by Whitehall, (xi) 1,476,917 shares of Common Stock issuable upon the conversion of Class A Debentures held by Pamela Equities Corp. ("PEC"), (xii) 1,000,988 shares of Common Stock issuable upon the exercise of Series G Warrants held by PEC,
     (xiii) 51,773 shares of Common Stock issuable upon the exercise of Series H Warrants held by PEC, (xiv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by PEC, and (xv) 854,839 shares of Common Stock issuable upon the conversion of Class C Debentures held by PEC. Mr. Manocherian is (i) the controlling general partner of Kabuki, (ii) a member of Whitehall, and (iii) an officer of PEC. Accordingly, Mr. Manocherian may be deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of Kabuki, Whitehall and PEC.

(2)  Consists  of (i)  3,773,454  shares  of  Common  Stock  issuable  upon  the conversion of Class B Debentures held by Cerberus, and (ii) 2,542,380 shares of Common Stock issuable upon the exercise of Series C Warrants held by Cerberus. Mr. Feinberg is the Managing Member of Cerberus Associates, L.L.C., the general partner of Cerberus and, accordingly, is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by Cerberus.

(3) Includes (i) 1,476,917 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Cramer, (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Cramer,
     (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Cramer, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Cramer and (v) 782,692 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Cramer.

(4) Includes (i) 1,476,917 shares of Common Stock issuable upon the conversion of Class A Debentures held by A.C. Israel Enterprises, Inc. ("ACIE"), (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by ACIE, (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by ACIE, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by ACIE and (v) 782,692 shares of Common Stock issuable upon the conversion of Class C Debentures held by ACIE.

(5) Includes 2,128,925 shares of Common Stock issuable upon the conversion of Class C Debentures held by CRM 1998 Enterprise Fund, L.L.C.

(6) Includes (i) 1,363,927 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Enterprise Fund, L.L.C. ("CRM Enterprise Fund"), (ii) 923,930 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Enterprise Fund, (iii) 49,428 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Enterprise Fund, and (iv) 24,713 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Enterprise Fund.

(7) Includes (i) 1,176,506 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Partners, L.P. ("CRM Partners"),
     (ii) 758,245 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Partners, (iii) 40,565 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Partners, and (iv) 20,282 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Partners.

          See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act -- Right to Designate Directors; Changes in Control.

Item 12.  Certain Relationships and Related Transactions

          In June 1997, the Company entered into a consulting agreement with Orbitrex International, Inc. ("Orbitrex"), whose President is Alfred Mendelsohn, a former director of the Company. Under the consulting agreement, Orbitrex agreed to provide certain services in connection with product development and international marketing opportunities. Under the consulting agreement, Orbitrex was entitled to receive payments aggregating $60,000, payable in monthly installments on or prior to April 30, 1998. In the consulting agreement, Orbitrex agreed to certain confidentiality, non-competition and intellectual property covenants.

          In July 1997, Norman M. Phipps, a director of the Company purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). Also in July 1997, Michael L. Gaffney, an employee of the Company purchased 400,000 shares of Common Stock from the Company for $220,000, or $0.55 per share. In connection with Mr. Gaffney's the purchase, $4,000 was paid in cash from the proceeds of a one-time bonus paid to Mr. Gaffney and the remainder was paid in the form of a non-recourse secured promissory note (the "Gaffney Note"). The Phipps Note and the Gaffney Note do not bear interest, have no fixed maturity date, and are each secured by a pledge of the shares of Common Stock purchased by Messrs. Phipps and Gaffney, respectively. The sale of the Class C Debentures as described below resulted in a "Change in Control Event" under the terms of the Phipps Note and the Gaffney Note. The Phipps Note and the Gaffney Note were each satisfied upon the occurrence of such "Change in Control Event." The Company recorded a non-cash charge to account for these transactions in the aggregate amount of $675,000 at June 30, 1998.

          MBF, an entity controlled by Mark B. Fisher, a director of the Company, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of Series G Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matures on July 29, 2000 and bears interest (compounded annually) at a rate of 6.07% per annum, which is payable at maturity. The MBF Note is secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note will become immediately due and payable upon the occurrence of certain events, including a sale or other disposition by MBF of the Series G Warrants purchased by it or the consummation of a Company Sale (as defined in the Stockholders Agreement).

          Prior to its acquisition by the Company, Mr. Brand, the Company's Chairman and Chief Executive Officer, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The amount advanced by Mr. Brand was $846,781 at February 29, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum.

          Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $34,228 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $268,883 during the fiscal year ended June 30, 1998 and $223,167 during the fiscal year ended June 30, 1997.

          Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances.

          In connection with the issuance by the Company of its Class A Debentures in July 1997 to a group of institutional investors (the "Purchasers"), the Company granted to the Purchasers the right, at any time prior to August 15, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures, Series G Warrants to purchase an aggregate of 2,000,000 shares of Common Stock, Series H Warrants to purchase an aggregate of 333,333 shares of Common Stock and Series I Warrants to purchase an aggregate of 166,667 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). On May 1, 1998, the Purchasers exercised their respective rights to purchase $500,000 of the Purchase Option. The related securities issued in connection therewith are set forth in the consolidated financial statements contained herein. On August 6, 1998, the Purchasers exercised their respective rights to purchase the remaining $500,000 of the Purchase Option.

          Certain holders of the Company's securities, including directors, officers and beneficial owners of more than 5% of the Common Stock are entitled to certain registration rights with respect to securities of the Company held by them.

          For a description of certain other transactions between the Company and certain of its directors, executive officers and major stockholders, see
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act -- Right to Designate Directors; Changes in Control.

Item 13.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this Form 10-KSB:

Number   Description

3.1  Certificate of Incorporation of the Company, as amended.

3.2 By-laws of the Company, as amended (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.1 Form of Class A 13% Senior Subordinated Convertible Pay-in-Kind Debenture due July 29, 1999 (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.2 Form of Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debenture due July 29, 1999 (previously filed as Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.3 Form of Class C 13% Convertible Senior Subordinated Debenture due September 30, 1999.

4.4 Form of Amended and Restated Series A Warrant (previously filed as Exhibit 7 to the Company's Current Report on Form 8-K, dated March 7, 1996 (file no. 0-10696) and incorporated herein by reference).

4.5 Form of Amended and Restated Series B Warrant (previously filed as Exhibit 8 to the Company's Current Report on Form 8-K, dated March 7, 1996 (file no. 0-10696) and incorporated herein by reference).

4.6 Form of Series C Warrant (previously filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated March 7, 1996 (file no. 0-10696) and incorporated herein by reference).

4.7 Form of Series D Warrant (previously filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated March 7, 1996 (file no. 0-10696) and incorporated herein by reference).

4.8 Form of Series E Warrant (previously filed as Exhibit 5 to the Company's Current Report on Form 8-K, dated March 7, 1996 (file no. 0-10696) and incorporated herein by reference).

4.9 Form of Series F Warrant (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 (file no. 0-10696) and incorporated herein by reference).

4.10 Form of Series G Warrant (previously filed as part of Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.11 Form of Series H Warrant (previously filed as part of Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.12 Form of Series I Warrant (previously filed as part of Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

4.13 Form of Series J Warrant, as amended.

4.14 Form of Certificate of the Designations, Powers, Preferences and Rights of the Company's Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 (file no. 0-10696) and incorporated herein by reference).

4.15 Form of Certificate of Amendment of Certificate of Designations, Powers, Preferences and Rights of the Company's Series A 12% Cumulative Convertible Redeemable Preferred Stock.

10.1 Letter of Intent, dated February 17, 2000, by and between the Company and Signal Technology Corporation ("Signal").*

10.2 Loan Agreement, dated February 17, 2000, by and between the Company and Signal.

10.3 Negotiable Secured Senior Subordinated Promissory Note, dated February 17, 2000, in favor of Signal.

10.4 Management Agreement, dated February 17, 2000, by and between the Company and Signal.

10.5 Letter Agreement, dated February 17, 2000, by and between the Company and Signal.

10.6 Consent Letter, dated February 16, 2000, by and between the Company and North Fork Bank (the "Bank").

10.7 Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent dated March 7, 1996, as amended and restated on July 29, 1997 and August 31, 1999 and as further amended by Amendments No. 1 and No. 2 dated December 2, 1999 and February 17, 2000, respectively, among the Company, Cramer Rosenthal McGlynn, LLC, as agent, and the other parties thereto.

10.8 Modified Revolving Credit Note, dated as of April 30, 1998, in favor of the Bank.

10.9 Modified General Security Agreement, dated as of April 30, 1998, in favor of the Bank.

10.10 Form of Substitute Negotiable Secured Senior Subordinated Promissory Note due July 1, 2000.

10.11 Acknowledgment, Consent and Waiver, dated as of March 7, 2000, among the Company and the other parties thereto.

10.12 Purchase Agreement, dated as of October 21, 1998, among the Company and the purchasers party thereto.

10.13 Stock Purchase Agreement, dated as of October 21, 1998, among Charles S. Brand and the purchasers party thereto.

10.14 Registration Rights Agreement, dated as of October 21, 1998, among the Company and the holders party thereto.

10.15 Purchase Agreement, dated as of July 29, 1997, among the Company and the purchasers party thereto (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.16 Stockholders Agreement, dated as of July 29, 1997, among the Company, Charles S. Brand and the purchasers party thereto (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.17 Unit Purchase Agreement, dated as of March 7, 1996, by and between the Company and Cerberus Partners, L.P. (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.18 Agreement to Purchase and Sell Equipment, dated as of June 30, 1994, by and between mmTech and CellularVision Technology & Telecommunications, L.P. ("CT&T") (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).*

10.19 Letter Agreement, dated as of October 23, 1996, by and between the Company and CT&T (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996 (file no. 0-10696) and incorporated herein by reference).

10.20 Letter Agreement, dated December 1, 1997, by and between the Company and CellularVision of New York, L.P. (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.21 Assignment Agreement, dated as of December 31, 1997, by and between the Company and NewStart Factors, Inc. (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.22 Agreement of Lease, dated as of April 22, 1997, by and between the Company and Reckson FS Limited Partnership (previously filed as Exhibit
       10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.23 Lease, dated January 24, 1994, by and between Mid Atlantic Industrial Co. and mmTech, as amended, (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.24 Lease, dated November 30, 1998, by and between 611 Industrial Way, L.L.C. and the Company.

10.25 Consulting Agreement, dated March 4, 1998, by and between the Company and Kenneth C. Thompson.

10.26 Employment Agreement, dated August 6, 1998, by and between the Company and Kenneth C. Thompson.

10.27 Stock Option Agreement, dated February 22, 2000, by and between the Company and Kenneth C. Thompson

10.28 Separation Agreement, dated February 22, 2000, by and between the Company and Kenneth C. Thompson.

10.29 Employment Agreement, dated as of April 25, 1997, by and between the Company and Charles S. Brand (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.30 Employment Agreement, dated as of April 25, 1997, by and between the Company and Norman M. Phipps (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.31 Consulting Agreement, dated as of July 29, 1997, by and between the Company and MBF Capital Corp. (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.32 Letter Agreement, dated as of August 6, 1997, by and between the Company and MBF Capital Corp. (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.33 Non-Recourse Secured Promissory Note, dated July 29, 1997, made by MBF Capital Corp. in favor of the Company (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.34 Pledge Agreement, dated July 29, 1997, between the Company and MBF Capital Corp. (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.35  Non-Recourse Secured Promissory Note, dated July 22, 1997, made by Norman
       M. Phipps in favor of the Company (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.36 Pledge Agreement, dated July 22, 1997, by and between the Company and Norman M. Phipps (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.37 Consulting Agreement, dated January 20, 1998, by and between the Company and Dr. Frank A. Brand (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.38 Severance Agreement, dated March 10, 1998, by and between the Company and Russell J. Reardon.

10.39 Stock Option Agreement, dated as of March 10, 1998, by and between the Company and Russell J. Reardon.

10.40 Stock Option Agreement, dated as of May 1, 1996, by and between the Company and Russell J. Reardon (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.41  LogiMetrics, Inc. 1997 Stock Compensation Program, as amended.

10.42  Form of  Indemnification  Agreement  for Directors  (previously  filed as
       Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

21.1 List of the Company's Subsidiaries (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

27.1   Financial Data Schedule.


* Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K:       None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOGIMETRICS, INC.

Date:    April 10, 2000                     By:/s/Norman M. Phipps
                                            _______________________________
                                            Norman M. Phipps
                                            President, Chief Operating Officer
                                            and Director (Principal Executive
                                            Officer)

          In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:    April 10, 2000                     By:/s/Charles S. Brand
                                            _______________________________
                                            Charles S. Brand
                                            Chairman of the Board and
                                            Chief Technical Officer

Date:    April 10, 2000                     By:/s/Kenneth C. Thompson
                                            _______________________________
                                            Kenneth C. Thompson *


Date:    April 10, 2000                     By:/s/Norman M. Phipps
                                            _______________________________
                                            Norman M. Phipps
                                            President, Chief Operating Officer,
                                            Interim Chief Financial  Officer and
                                            Director    (Principal    Financial
                                            Officer)

Date:    April 10, 2000                     By:/s/Erik S. Kruger
                                            _______________________________
                                            Erik S. Kruger
                                            Vice President - Finance and
                                            Administration
                                            (Principal Accounting Officer)

Date:    April 10, 2000                     By:/s/Frank A. Brand
                                            _______________________________
                                                Frank A. Brand, Director


Date:    April 10, 2000                     By:/s/Jean-Francois Carreras
                                            _______________________________
                                            Jean-Francois Carreras, Director


Date:    April 10, 2000                     By:/s/Mark B. Fisher
                                            _______________________________
                                            Mark B. Fisher, Director


Date:    April 10, 2000                     By:/s/Francisco A. Garcia
                                            _______________________________
                                            Francisco A. Garcia  **

*   Mr. Thompson resigned effective as of November 6, 1999.

**  Mr. Garcia  resigned effective  November 3, 1999.