Form 10QSB
period 1998-09-30
LOGIMETRICS INC
filed 2000-04-26
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    Issuer's telephone number: (631) 784-4110

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

    Common Stock, par value                       Outstanding at March 31, 2000:
  $.01 per share                                        28,935,925 shares

           Transitional Small Business Disclosure Format (check one):

                       Yes [ ]                    No [X]

                                LOGIMETRICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements (Unaudited)

    Balance Sheet - September 30, 1998.....................................  3

    Statements of Operations -
    Three months ended September 30, 1998 and 1997.........................  4

    Statements of Cash Flows -
    Three months ended September 30, 1998 and 1997.........................  5

    Notes to Financial Statements.......................................... 6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.........10-15

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................  16

Item 6.  Exhibits and Reports on Form 8-K..................................  16

SIGNATURES.................................................................  17

                               LOGIMETRICS, INC.

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                                             $    474,611
  Accounts receivable, less allowance
    for doubtful accounts of $300,070                                 1,650,912
  Inventories (Note 2)                                                3,062,258
  Prepaid expenses and other current assets                              82,009
                                                                      ----------
     Total current assets                                             5,269,790

  Equipment and fixtures, net                                           523,375
  Deferred financing costs                                               54,626
  Other assets                                                           36,552
                                                                      ----------
  TOTAL ASSETS                                                     $  5,884,343
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable and other accured expenses                      $  4,223,044
  Advance payments                                                      617,816
  Current portion of long-term debt (Note 3)                             27,819
                                                                      ----------
     Total current liabilities                                        4,868,679

  Long-term debt (Note 3)                                             8,644,795
                                                                    ------------
TOTAL LIABILITIES                                                  $ 13,513,474
                                                                    ------------
COMMITMENTS

Stockholders' deficiency (Note 4)
  Preferred Stock:
     Series A, stated value $50,000 per share; authorized,
     200 shares, issued and outstanding, 28 shares                      924,525

  Common Stock:
     Par value $.01; authorized 100,000,000 shares; issued and
     outstanding, 28,462,975 shares                                     284,630
  Additional paid-in capital                                          4,180,687
  Deficit                                                           (12,829,523)
  Stock subscriptions receivable (Note 4)                              (189,450)
                                                                    ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                $ (7,629,131)
                                                                    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  5,884,343
                                                                   =============


                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                            September 30,
                                                        1998             1997

Revenues                                             2,618,712        1,011,698
Cost and expenses:
   Cost of revenues                                  1,875,719        1,136,148
   Selling, general and
     administrative expenses                         1,106,336          818,220
   Research and development                            239,425          119,459
                                                     ---------       -----------
  Loss from operations                                (602,768)      (1,062,129)

  Interest expense                                     364,336          237,960
                                                     ----------      -----------
  Loss before income taxes                            (967,104)      (1,300,089)

  Income tax benefit                                   (19,497)        (227,455)
                                                     ----------      -----------
  Net loss                                            (947,607)      (1,072,634)

  Preferred stock dividends                             59,989           40,564
                                                     ----------      -----------
  Net loss attributable to
     common stockholders                          $ (1,007,596)    $ (1,113,198)
                                                   ===========      ============
  Basic and diluted loss per common
     share (Note 5)                               $      (0.04)    $      (0.05)

  Basic and diluted weighted average number
     of common shares (Note 5)                      28,461,671       24,606,345
                                                    ==========       ==========

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                         1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (947,607)    $(1,072,634)
                                                    ------------    ------------
Adjustments to reconcile net loss to net cash
used for operationg activities:
  Depreciation and amortization                         129,100         131,298
  Accrued interest expense                              251,879            -
  Stock compensation expense                             11,363            -
  Increase (decrease) in cash from:
     Accounts receivable                                 11,202         (84,285)
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                               -            651,634
     Inventories                                       (203,350)       (271,668)
     Prepaid expenses and other
       current assets                                   (31,648)         45,647
     Accounts payable and accrued expenses              519,591      (1,346,418)
     Other assets/liabilities                           (44,086)       (287,186)
                                                      ---------      -----------
          Total adjustments                            644,051       (1,160,978)
                                                      ---------      -----------
Net cash used for operating activities                (303,556)      (2,233,612)
                                                      ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and fixtures                 (12,219)          (68,137)
                                                      ---------      -----------
  Net cash used for investing activities              (12,219)          (68,137)
                                                      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                         416,667         2,691,268
  Proceeds from warrant issuance                       83,333           525,833
  Proceeds from sale of stock                            -               12,500
  Repayment of loans from stockholder                    -             (200,000)
  Proceeds from exercise of warrants                   15,000            14,717
  Stock subscriptions received                           -                8,500
  Repayment of debt - net                            (156,864)          (11,373)
                                                     ---------        ----------
  Net cash provided by financing activities           358,136         3,041,445
                                                     --------         ----------
NET CASH INCREASE IN CASH                              42,361           739,696

CASH, beginning of period                             432,250           368,327
                                                      -------         ---------
CASH, end of period                                $  474,611        $1,108,023
                                                      =======         =========

                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). Unless otherwise indicated, all references to the Company include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 presentation.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The independent auditors' report on the Company's financial statements for the fiscal year ended June 30, 1998 included an emphasis paragraph concerning the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet as of September 30, 1998, the statements of operations for the three-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the three-month periods ended September 30, 1998 and 1997, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.       Inventories

Inventory consists of the following at September 30, 1998:

  Raw materials and components                                     $ 1,059,748
  Work-in-progress                                                   1,762,507
  Finished goods                                                       240,003
                                                                       -------
                                                                   $ 3,062,258
                                                                   ===========
3.       Long-Term Debt

Long-term debt consists of the following at September 30, 1998:

    Notes payable to Bank                                         $  2,216,209
    Class A Debentures                                               4,156,838
    Class B Debentures                                               1,791,526
      Less:  Discount at issuance                                     (457,628)
      Plus:  Amortization of discount                                  386,130
    Notes payable - officer                                            453,128
    Notes payable - other                                               45,000
    Capital lease obligations                                           81,411
                                                                      ---------
                                                                     8,672,614

       Less: current portion                                            27,819
                                                                        ------

                                                                  $  8,644,795
                                                                  ============

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

Principal payments due on all long-term debt consist of the following:

     Fiscal year ending June 30, 1999                                   188,710
     Fiscal year ending June 30, 2000                                 2,142,275
     Fiscal year ending June 30, 2001                                 6,413,127
                                                                 --------------
                                                                  $   8,744,112
                                                                 ==============
4.       Stockholders' Deficiency

Stock subscriptions receivable consist of the following at September 30, 1998:

     Notes from former officers                                    $    154,450
     Note from a director                                                35,000
                                                                     ----------
                                                                   $    189,450
                                                                   =============
5.       Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month periods ended September 30, 1998 and September 30, 1997 do not give effect to common stock equivalents because they would have an antidilutive effect.

6.       Subsequent Events

Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Charles S. Brand, the Company's Chairman and Chief Technical Officer, sold 2,000,000 shares of the Company's Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances.

Pursuant to the terms of a Registration Rights Agreement, dated October 21, 1998, the purchasers of the Class C Debentures, including Mr. Brand, have certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Class C Debentures.

As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with the Bank. Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forebear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Facility.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

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

Pursuant to the Letter of Intent, the Company granted to Signal the option (the "Option") to purchase the Company's high-power amplifier business (the "New York Business"). The exercise price of the Option is $2,000,000 less the unpaid amount of the Signal Loan less any funded indebtedness of the Company assumed by Signal. The Option expires on the earlier of (i) 30 days after the payment in full of the Signal Loan and (ii) December 31, 2000.

In addition, upon execution of the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the New York Business and has assumed all current liabilities of the New York Business. Pursuant to the Management Agreement, Signal has relocated the assets of the New York Business (excluding real estate and fixtures) to Signal's facility in Florida. Under the Management Agreement, Signal is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. Signal also has agreed to make interest payments due on the Revolver during the period it is operating the New York Business. Pursuant to the Management Agreement, if the Merger is not consummated and the Company enters into an acquisition transaction with a third party prior to December 31, 2000, Signal has the right either to retain ownership of the assets of the New York Business for no additional consideration or to return such assets to the Company. In the event that Signal returns such assets to the Company, the Company is obligated to reimburse Signal for the expenses of moving the assets both to and from Signal's Florida facility and for any interest payments made by Signal in respect of the Revolver.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


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

In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Revolver resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Revolver to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Revolver, and (iii) to pay all past due amounts outstanding under the Revolver, and to pay the Bank certain additional fees specified in the Consent Letter.

It is a condition to the Signal Transactions that approximately $10.7 million of the Company's indebtedness (excluding obligations owed to the Bank and certain other indebtedness) be converted into shares of the Company's Common Stock. Based on discussions with the holders of such indebtedness, the Company believes that such holders will convert that indebtedness to Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversion or as to the terms thereof. In addition, pursuant to the terms of the Signal Transactions, all previously issued options, warrants and other convertible securities must to be converted into Common Stock. Based on discussions with the holders of such securities, the Company believes that such holders will convert, exercise or exchange such securities for shares of Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversions, exercises and exchanges or as to the terms thereof. Based on the discussions held to date, the Company believes that it will be required to issue shares of Common Stock to the holders of such indebtedness and securities in an amount substantially in excess of 50% of the shares then-outstanding (after giving effect to such issuance).

The summary of the Signal Transactions contained herein is not intended to be complete and is qualified in its entirety by reference to the Letter of Intent, the loan documents for the Loan Transactions and the Management Agreement, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

LOGIMETRICS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues for the three months ended September 30, 1998 increased $1.6 million, or 158.8%, to $2.6 million from $1.0 million for the comparable period of 1997. The increase in revenues for the quarter ended September 30, 1998 resulted primarily from increases in sales of traveling wave tube amplifiers, the Company's traditional products.

Cost of revenues for the three months ended September 30, 1998 increased $0.8 million, or 65.1%, to $1.9 million from $1.1 million for the comparable period of 1997. As a percentage of net revenues, cost of revenues was 71.6% for the quarter ended September 30, 1998, compared to 112.3% for the quarter ended September 30, 1997. The improvement in gross profit percentage was primarily attributable to the streamlining of the Company's production of traditional products and improved product mix.

Selling, general and administrative expenses for the three months ended September 30, 1998 increased $0.3 million, or 35.2%, to $1.1 million from $0.8 million for the comparable period of 1997. The increase in SG&A expenses was primarily a result of increased commissions resulting from increased sales, the addition of certain key personnel and increased staffing expenses associated with the Company's receipt of new point-to-multipoint ("PMP") equipment orders.

Research and development expenses for the three months ended September 30, 1998 increased $0.1 million, or 100.4%, to $0.2 million from $0.1 million for the comparable period of 1997. The increase was due primarily to a shift in personnel from production to design and development activities related to new product development and product enhancements of both the Company's PMP and traditional product lines.

For the reasons discussed above, the operating loss for the three months ended September 30, 1998 decreased $0.5 million, or 43.2%, to $0.6 million from $1.1 million for the comparable period in 1997.

Interest expense for the three months ended September 30, 1998 increased $0.2 million, or 53.1%, to $0.4 million from $0.2 million for the comparable period of 1997, primarily as a result of a higher level of average outstanding indebtedness used to finance the Company's working capital requirements.

During the quarter ended September 30, 1998, the Company had an income tax benefit of $20,000, compared to an income tax benefit of $0.2 million for the quarter ended September 30, 1997. LogiMetrics and mmTech currently file separate federal and state tax returns. The tax benefit recorded in the quarter ended September 30, 1998 relates to pre-tax losses generated by mmTech in that period.

During the quarters ended September 30, 1998 and 1997, the Company accrued dividends on its outstanding preferred stock of $60,000 and $41,000, respectively. The increase in preferred stock dividends resulted from an increase in the coupon rate during the quarter ended September 30, 1998.

For the reasons discussed above, net loss attributable to common stockholders for the quarter ended September 30, 1998 decreased $0.1 million, or 9.5%, to $1.0 million from $1.1 million for the comparable period in 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash of $0.5 million. At such date, the Company had total current assets of $5.3 million and total current liabilities of $4.9 million.

Net cash used for operating activities was $0.3 million for the three months ended September 30, 1998, and $2.2 million for the comparable period in 1997. Net cash used for operating activities during the three months ended September 30, 1998 resulted primarily from a net loss of $0.9 million, and an increase in inventory, offset in part by increases in accounts payable and accrued expenses and accrued interest expense. Net cash used for operating activities during the three months ended September 30, 1997 resulted primarily

LOGIMETRICS, INC.

from a net loss of $1.1 million and the repayment of accounts payable, offset in part by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities was $12,000 for the three months ended September 30, 1998, and $68,000 for the comparable period in 1997. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $0.4 million for the three months ended September 30, 1998, and $3.0 million for the three months ended September 30, 1997. Net cash provided by financing activities during both periods resulted primarily from the proceeds of debt and warrant issuances by the Company, offset in part by the repayment of outstanding indebtedness.

From July 1, 1997 to September 30, 1998, the Company raised $3.7 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the
Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

At September 30, 1998, the Company was a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a $640,000 term loan (the "Term Loan") maturing December 31, 1998 and a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At September 30, 1998, $96,000 was outstanding under the Term Loan and the Company had $60,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At September 30, 1998, the Bank's prime rate was 8.25%. At September 30, 1998, the Company was in violation of two covenants contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1998 by September 30, 1998 (the "Reporting Requirement Covenant"). As of September 30, 1998, the Bank had waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended June 30, 1998 and ending on and including the fiscal quarter ended March 31, 1999, and had waived compliance with the Reporting Requirement Covenant until May 28, 1999. See Management's

Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Revolver.

In addition to the Facility, at September 30, 1998 the Company had issued and outstanding $4.2 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $1.8 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contained financial covenants identical to those contained in the Facility. Accordingly, at September 30, 1998, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Facility. As of September 30, 1998, the holders of the Senior Subordinated Indebtedness had waived compliance with the Net Income Covenant for each quarter, commencing with the quarter ended June 30, 1998, through the quarter ended June 30, 1999, and had waived compliance with the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of common stock, par value $0.01 per share (the "Common Stock") issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See Management's Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Class A Debentures and the Class B Debentures.

Recent Developments

Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Charles S. Brand, the Company's Chairman and Chief Technical Officer, sold 2,000,000 shares of the Company's Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances.

Pursuant to the terms of a Registration Rights Agreement, dated October 21, 1998, the purchasers of the Class C Debentures, including Mr. Brand, have certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Class C Debentures.

As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with the Bank. Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forebear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Facility.

LOGIMETRICS, INC.

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

Pursuant to the Letter of Intent, the Company granted to Signal the option (the "Option") to purchase the Company's high-power amplifier business (the "New York Business"). The exercise price of the Option is $2,000,000 less the unpaid amount of the Signal Loan less any funded indebtedness of the Company assumed by Signal. The Option expires on the earlier of (i) 30 days after the payment in full of the Signal Loan and (ii) December 31, 2000.

In addition, upon execution of the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the New York Business and has assumed all current liabilities of the New York Business. Pursuant to the Management Agreement, Signal has relocated the assets of the New York Business (excluding real estate and fixtures) to Signal's facility in Florida. Under the Management Agreement, Signal is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. Signal also has agreed to make interest payments due on the Revolver during the period it is operating the New York Business. Pursuant to the Management Agreement, if the Merger is not consummated and the Company enters into an acquisition transaction with a third party prior to December 31, 2000, Signal has the right either to retain ownership of the assets of the New York Business for no additional consideration or to return such assets to the Company. In the event that Signal returns such assets to the Company, the Company is obligated to reimburse Signal for the expenses of moving the assets both to and from Signal's Florida facility and for any interest payments made by Signal in respect of the Revolver.

Pursuant to the Letter of Intent, the Company is obligated under certain circumstances to re-pay all loans made by Signal, together with a prepayment penalty of $100,000, and to pay a termination fee of $800,000 in the event that the Company enters into a letter of intent or similar agreement for an acquisition transaction with a third party prior to June 16, 2000.

LOGIMETRICS, INC.

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

In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Revolver resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Revolver to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Revolver, and (iii) to pay all past due amounts outstanding under the Revolver, and to pay the Bank certain additional fees specified in the Consent Letter.

It is a condition to the Signal Transactions that approximately $10.7 million of the Company's indebtedness (excluding obligations owed to the Bank and certain other indebtedness) be converted into shares of the Company's Common Stock. Based on discussions with the holders of such indebtedness, the Company believes that such holders will convert that indebtedness to Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversion or as to the terms thereof. In addition, pursuant to the terms of the Signal Transactions, all previously issued options, warrants and other convertible securities must to be converted into Common Stock. Based on discussions with the holders of such

LOGIMETRICS, INC.

securities, the Company believes that such holders will convert, exercise or exchange such securities for shares of Common Stock, although no assurance can be given that the Company will receive all of the consents required to effect such conversions, exercises and exchanges or as to the terms thereof. Based on the discussions held to date, the Company believes that it will be required to issue shares of Common Stock to the holders of such indebtedness and securities in an amount substantially in excess of 50% of the shares then-outstanding (after giving effect to such issuance).

The summary of the Signal Transactions contained herein is not intended to be complete and is qualified in its entirety by reference to the Letter of Intent, the loan documents for the Loan Transactions and the Management Agreement, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

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

LOGIMETRICS, INC.

Company's operations and could have a material adverse effect on the Company's financial condition or results of operations.

Based on the assessments described above, the Company estimates that it expended less than $0.1 million to achieve Year 2000 compliance.

Currently, the Company has not experienced any significant system problems relating to Year 2000.

Forward-Looking Statements

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on the private sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended June 30, 1998, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-QSB.

                           PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

For a description of certain defaults under the Company's debt  securities,  see
Item 2. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Number                     Description

        27                Financial Data Schedule

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, filed September 24, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LOGIMETRICS, INC.


Dated: April 26, 2000                       By: /s/Erik S. Kruger
                                                ________________________________
                                                Erik S. Kruger
                                                Vice President -
                                                Finance and Administration
                                                and Principal Accounting Officer

                                LOGIMETRICS, INC.

                                INDEX TO EXHIBITS




                      Exhibit Number                               Page No.


               27     Financial Data Schedule