Form 10QSB
period 1998-12-31
LOGIMETRICS INC
filed 2000-04-28
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                   Yes [ ]                           No [X]

                                LOGIMETRICS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Balance Sheet - December 31, 1998...................................  3

    Statements of Operations -
    Six months ended December 31, 1998 and 1997 ......................... 4

    Statements of Operations -
    Three months ended December 31, 1998 and 1997 ......................  5

     Statements of Cash Flows -
    Six months ended December 31, 1998 and 1997.........................  6

    Notes to Financial Statements....................................... 7-12

Item 2.  Management's Discussion and Analysis or Plan of Operation...... 13-19

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................  20

Item 6.  Exhibits and Reports on Form 8-K...............................  20

SIGNATURES..............................................................  21

                               LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                                  (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                   $      388,644
     Accounts receivable, less allowance
          for doubtful accounts of $275,070                      2,469,457
     Inventories (Note 2)                                        2,652,533
     Prepaid expenses and other current assets                      86,996
                                                                 ---------
               Total current assets                              5,597,630

     Equipment and fixtures, net                                   768,039
     Deferred financing costs                                       25,000
     Other assets                                                   45,457
                                                                 ---------
TOTAL ASSETS                                                $    6,436,126
                                                             =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Accounts payable and other accured expenses            $    3,880,725
     Advance payments                                              219,660
     Current portion of long-term debt (Note 3)                     49,472
                                                                ----------
          Total current liabilities                              4,149,857

     Long-term debt (Note 3)                                    11,083,006
                                                                ----------
TOTAL LIABILITIES                                           $   15,232,863
                                                                ----------
COMMITMENTS
Stockholders' deficiency (Note 4)
     Preferred Stock:
          Series A, stated value $50,000 per share;
          authorized, 200 shares; issued and
          outstanding, 28 shares                                   924,525
     Common Stock:
          Par value $.01; authorized
          100,000,000 shares, issued and
          outstanding, 28,490,430 shares                           284,904
     Additional paid-in capital                                  4,135,521
     Deficit                                                   (13,952,237)
     Stock subscriptions receivable (Note 4)                      (189,450)
                                                                -----------
TOTAL STOCKHOLDERS' DEFICIENCY                              $   (8,796,737)
                                                                -----------

TOTAL LIABILITIES AND STOCKOLDERS' DEFICIENCY               $    6,436,126
                                                                ==========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Six Months Ended
                                                       December 31,

                                                1998                  1997

Revenues (Note 5)                         $   6,355,621          $  5,312,344
Costs and expenses:
     Costs of revenues                        4,542,418             2,844,438
     Selling, general and
       administrative expenses                2,506,165             2,294,488
     Research and development                   614,050               228,780
                                             ----------             ---------
Loss from operations                         (1,307,012)              (55,362)

Interest expense                                782,806               477,570
                                             ----------              --------
Loss before income taxes                     (2,089,818)             (532,932)

(Benefit) provision for income taxes            (19,497)               74,714
                                             -----------             --------
Net loss                                     (2,070,321)             (607,646)

Preferred stock dividends                       119,978               100,553
                                             -----------             --------
Net loss attributable
  to common stockholders                  $  (2,190,299)         $   (708,199)
                                             ===========             =========
Basic and diluted loss per
  common share (Note 6)                   $       (0.08)         $      (0.03)

Basic and diluted weighted average
  numner of common shares (Note6)            28,473,066            25,112,026
                                             ==========            ==========


                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                          December 31,
                                                     1998                1997

Revenues (Note 5)                              $  3,736,909         $  4,300,646
Costs and expenses:
     Cost of revenues                             2,666,699            1,708,290
     Selling, general and
          administrative expenses                 1,399,829            1,476,268
     Research and development                       374,625              109,321
                                                  ---------            ---------
     (Loss) income from operations                 (704,244)           1,006,767

     Interest expense                               418,470              239,610
                                                 ----------            ---------
     (Loss) income before income taxes           (1,122,714)             767,157

     Provision for income taxes                       --                 302,169
                                                 -----------           ---------
     Net (loss) income                           (1,122,714)             464,988

     Preferred stock dividends                       59,989               59,989
                                                 -----------           ---------
     Net loss attributable
          to common stockholders               $ (1,182,703)        $    404,999
                                                ============         ===========
     Basic (loss) income
          per common share (Note 6)            $      (0.04)        $       0.02

     Diluted income per common share (Note 6)  $       --           $       0.01

     Basic weighted average number
          of common shares (Note 6)              28,484,462           25,617,708
                                                 ==========           ==========
     Diluted weighted average number
          of common shares (Note 6)              28,484,462           36,922,868
                                                 ==========           ==========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                   1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(2,070,321)           $ (607,646)
                                               -----------            ----------
Adjustments to reconcile net loss to
   net cash used for operating
   activities:
     Depreciation and amortization                377,669               259,152
     Allowance for doubtful accounts              100,000               355,875
     Accrued interest expense                     591,615               257,639
     Stock compensation expense                    22,181                  -
     Increase (decrease) in cash from:
          Accounts receivable                    (907,343)              189,955
          Costs and estimated earnings
               in excess of billings on
               uncompleted contracts                -                   785,013
          Inventories                             206,375               113,721
          Prepaid expenses and other
               current assets                     (40,077)               41,305
          Accounts payable and accrued expenses    52,228            (1,476,735)
          Advance payments                       (397,545)             (225,092)
          Other assets/liabilities                (53,602)               76,145

               Total adjustments                  (48,499)             (376,978)
                                                 ---------           -----------
Net cash used for operating activities         (2,118,820)             (230,668)
                                               -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures         (311,347)              (75,654)
                                                ----------            ----------
     Net cash used for investing activities      (311,347)              (75,654)
                                                ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                2,416,667             2,750,000
     Proceeds from warrant issuance                83,333               567,500
     Proceeds from sale of stock                     -                   12,500
     Loans from stockholder                        86,000                   -
     Repayment of loans from stockholder          (86,000)             (200,000)
     Proceeds from exercise of warrants            15,000                15,188
     Capital leases - net                         131,738                   -
     Stock subscriptions received                    -                    8,500
     Repayment of debt - net                     (260,177)             (386,624)
                                                ---------             ----------
     Net cash provided by financing
       activities                               2,386,561             2,767,064
                                                ---------             ---------
NET (DECREASE) INCREASE IN CASH                   (43,606)            2,460,742

CASH, beginning of period                         432,250               368,327
                                                  -------             ----------
CASH, end of period                           $   388,644           $ 2,829,069
                                               ==========            ==========


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

The balance sheet as of December 31, 1998, the statements of operations for the three-month and six-month periods ended December 31, 1998 and 1997, and the statements of cash flows for the six-month periods ended December 31, 1998 and 1997, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.      Inventories

Inventory consists of the following at December 31, 1998:

Raw material and components                                $       998,473
Work-in-progress                                                 1,654,060
                                                                 ---------
                                                           $     2,652,533
                                                                 =========

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.      Long-Term Debt

Long-term debt consists of the following at December 31, 1998:

Notes payable to Bank                                       $        2,173,751
Class A Debentures                                                   4,340,057
Class B Debentures                                                   1,870,490
   Less:Discount at issuance                                          (457,628)
   Plus:Amortization of discount                                       407,582
Class C Debentures                                                   2,666,667
   Less:  Discount at issuance                                        (666,667)
   Plus:   Amortization of discount                                    139,582
Notes payable - officer                                                461,349
Notes payable - other                                                   45,000
Capital lease obligations                                              152,295
                                                                    ----------
                                                                    11,132,478
                                                                        49,472
                                                                    11,083,006
                                                                    ===========


Pursuant to the terms of a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. The Class C Debentures are non-callable and are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances.

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 1999                        $    76,152
Fiscal year ending June 30, 2000                          2,231,662
Fiscal year ending June 30, 2001                          9,392,329
Thereafter                                                    9,466
                                                          ---------
                                                        $11,709,609
                                                        ===========

4.   Stockholders' Deficiency

Stock subscriptions receivable consist of the following at December 31, 1998:

     Notes from former officers                        $    154,450
     Note from a director                                    35,000
                                                            -------
                                                       $    189,450
                                                            =======

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.       Revenue Recognition

In December 1997, CellularVision of New York, L.P. ("CVNY") entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CellularVision Technology & Telecommunications, L.P. ("CT&T") approximately $3.0 million of the amounts owed by CT&T . Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). The debt assumed by CVNY related to equipment, substantially all of which had been ordered by CT&T and CVNY in prior periods, and which was being held at the Company's premises at CVNY's request. In addition, CVNY had assumed ownership rights and risk of loss. CVNY had committed to accept delivery of all such equipment by June 30, 1998. As of December 28, 1997, CVNY had paid $49,500 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse to an unrelated party for approximately $2.4 million. The Company recorded approximately $3.0 million of sales during the fiscal quarter ended December 31, 1997 related to these transactions.

6.       Income (Loss) Per Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of common shares for all dilutive outstanding common stock equivalents. The loss per share calculations for the six-month periods ended December 31, 1998 and December 31, 1997, and the three-month period ended December 31, 1998, do not give effect to common stock equivalents because they would have an antidilutive effect. The following table provides a reconciliation between basic and diluted earnings per share for the three-month period ended December 31, 1997.


                                                        Three months ended December 31, 1997

Basic EPS                                                  Income           Shares           Per Share

Income available to common stockholders              $     404,999        25,617,708          $ 0.02

Effect of Dilutive Securities

Options/ Warrants                                    $        -           11,305,160         $ (0.01)

Diluted EPS

Income available to common stockholders
Plus assumed exercises                               $     404,999        36,922,868         $ 0.01


The Company's (i) Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share; (ii) Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999; and (iii) Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 are not included in the above, table, as their inclusion would be antidilutive.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

7.       Subsequent Events

As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with North Fork Bank (the "Bank"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forebear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Facility.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

In connection with the Signal Transactions, the holders of the Company's Class A Debentures, Class B Debentures and Class C Debentures agreed to extend the maturity dates of all such debentures to July 1, 2000.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

LOGIMETRICS, INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

Revenues for the six months ended December 31, 1998 increased $1.1 million, or 19.6%, to $6.4 million from $5.3 million for the comparable period of 1997. The increase in revenues for the six months ended December 31, 1998 resulted from increases in sales of traveling wave tube amplifiers, the Company's traditional products, offset in part by a decline in sales of the Company's point-to-multipoint ("PMP") equipment. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenue from the sale of PMP equipment to CT&T and certain of its affiliates.

Cost of revenues for the six months ended December 31, 1998 increased $1.7 million, or 59.7%, to $4.5 million from $2.8 million for the comparable period of 1997. As a percentage of net revenues, cost of revenues was 71.5% for the six months ended December 31, 1998, compared to 53.5% for the six months ended December 31, 1997. The increase in cost of revenues as a percentage of sales primarily resulted from the mix of products sold during the six months ended December 31, 1998.

Selling, general and administrative expenses for the six months ended December 31, 1998 increased $0.2 million, or 9.2%, to $2.5 million from $2.3 million for the comparable period of 1997, primarily as a result of increased commissions resulting from increased sales and increased staffing expenses associated with the Company's receipt of orders for its PMP equipment during the six-month period ended December 31, 1998.

Research and development expenses for the six months ended December 31, 1998 increased $0.4 million, or 168.4%, to $0.6 million from $0.2 million for the comparable period of 1997, as a result of a shift in personnel from production to design and development activities related to new product development and product enhancements of both the Company's PMP and traditional product lines.

For the reasons discussed above, the Company recorded an operating loss of $1.3 million for the six months ended December 31, 1998, compared to an operating loss of $0.1 million for the comparable period in 1997.

Interest expense for the six months ended December 31, 1998 increased $0.3 million, or 63.9%, to $0.8 million from $0.5 million for the comparable period of 1997, primarily as a result of a higher level of average outstanding indebtedness.

During the six months ended December 31, 1998, the Company had an income tax benefit of $20,000, compared to an income tax expense of $70,000 for the six months ended December 31, 1997. LogiMetrics and mmTech currently file separate federal and state tax returns. The tax benefit recorded in the six month period ended December 31, 1998 relates to pre-tax losses generated by mmTech in that period.

During the six months ended December 31, 1998 and 1997, the Company accrued dividends on its outstanding preferred stock of $0.1 million in each period.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders for the six months ended December 31, 1998 of $2.2 million, compared to a net loss attributable to common stockholders of $0.7 million for the comparable period in 1997.

LOGIMETRICS, INC.

Liquidity and Capital Resources

At December 31, 1998, the Company had cash and cash equivalents of $0.4 million. At such date, the Company had total current assets of $5.6 million and total current liabilities of $4.1 million.

Net cash used for operating activities was $2.1 million for the six months ended December 31, 1998, compared to $0.2 million for the comparable period in 1997. Net cash used for operating activities during the six months ended December 31, 1998 resulted primarily from a net loss of $2.1 million and an increase in accounts receivable, offset in part by increases in accrued interest expense and a decrease in inventories. Net cash used for operating activities during the six months ended December 31, 1997 resulted primarily from a net loss of $0.6 million and the repayment of accounts payable, offset in part by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts and decreases in inventory and accounts receivable.

Net cash used for investing activities was $0.3 million for the six months ended December 31, 1998, compared to $0.1 million for the comparable period in 1997. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $2.4 million for the six months ended December 31, 1998, and $2.8 million for the six months ended December 31, 1997. Net cash provided by financing activities during both the 1998 and 1997 periods resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness.

From July 1, 1997 to December 31, 1998, the Company raised approximately $5.9 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

At December 31, 1998, the Company was a party to a Restated and Amended Term Loan Note, dated as of April 25, 1997, and a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a $640,000 term loan (the "Term Loan") maturing December 31, 1998 and a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable (the Term Loan and the Revolver are referred to herein collectively as the "Facility"). At December 31, 1998, the Term Loan was fully repaid in accordance with its terms, and the Company had $6,000 available under the Revolver. Outstanding amounts under the Facility bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At December 31, 1998, the Bank's prime rate was 7.75%. At December 31, 1998, the Company was in violation of two covenants contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1998 by September 30, 1998 (the "Reporting Requirement Covenant"). As of December 31, 1998, the Bank had waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended June 30, 1998 and ending on and including the fiscal quarter ended March 31, 1999, and had waived compliance with the Reporting Requirement Covenant until May 28, 1999. See Management's Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Revolver.

LOGIMETRICS, INC.

In addition to the Facility, at December 31, 1998 the Company had issued and outstanding $4.3 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $1.9 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $45,000 of its Senior Subordinated Notes (together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"), which contained financial covenants identical to those contained in the Facility. Accordingly, at December 31, 1998, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Facility. As of December 31, 1998, the holders of the Senior Subordinated Indebtedness had waived compliance with the Net Income Covenant for each quarter, commencing with the quarter ended June 30, 1998, through the quarter ended June 30, 1999, and had waived compliance with the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of common stock, par value $0.01 per share (the "Common Stock") issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See Management's Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Class A Debentures and the Class B Debentures.

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

Recent Developments

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

LOGIMETRICS, INC.

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

In connection with the Signal Transactions, the holders of the Company's Class A Debentures, Class B Debentures and Class C Debentures agreed to extend the maturity dates of all such debentures to July 1, 2000.

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

Currently, the Company has not experienced any significant system problems relating to Year 2000. LOGIMETRICS, INC.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Number   Description

27       Financial Data Schedule

(b)      Reports on Form 8-K:

     Current Report on Form 8-K filed November 4, 1998

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LOGIMETRICS, INC.

Dated: April 27, 2000                      By:  /s/Erik S. Kruger
                                                 Erik S. Kruger
                                            Vice President -
                                            Finance and Administration and
                                            Principal Accounting Officer

                                LOGIMETRICS, INC.

                                INDEX TO EXHIBITS




                      Exhibit Number                               Page No.


               27     Financial Data Schedule