Form 10QSB
period 1999-03-31
LOGIMETRICS INC
filed 2000-04-28
CIK 60128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           Yes [ ]                          No [X]

                                LOGIMETRICS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements (Unaudited)

Balance Sheet - March 31, 1999...........................................  3

Statements of Operations -
Nine months ended March 31, 1999 and 1998...............................   4

Statements of Operations -
Three months ended March 31, 1999 and 1998..............................   5

Statements of Cash Flows -
Nine months ended March 31, 1999 and 1998...............................   6

Notes to Financial Statements..........................................   7-11

Item 2.  Management's Discussion and Analysis or Plan of Operation..... 12-17

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...............................  18

Item 6.  Exhibits and Reports on Form 8-K..............................  18

SIGNATURES.............................................................  19

                               LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                              $      429,467
     Accounts receivable, less allowance
       for doubtful accounts of $254,297                    2,935,836
     Inventories (Note 2)                                   2,384,780
     Prepaid expenses and other current assets                 69,476
                                                            ---------
          Total current assets                              5,819,559

     Equipment and fixtures, net                            1,222,700
     Other assets                                              82,518
                                                            ---------
TOTAL ASSETS                                           $    7,124,777
                                                        =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Accounts payable and other accrued expenses       $    4,260,484
     Advance payments                                         232,500
     Current portion of long-term debt (Note 3)               186,904
                                                            ---------
          Total current liabilities                         4,679,888

     Long-term debt (Note 3)                               12,079,467
                                                           ----------
TOTAL LIABILITIES                                      $   16,759,355
                                                           ----------
COMMITMENTS
Stockholders' deficiency (Note 4)
     Preferred Stock:
          Series A, stated value $50,000 per share;
          authorized 200 shares; issued and
          outstanding, 28 shares                              924,525
     Common Stock:
          Par value $.01; authorized,
          100,000,000 shares; issued and
          outstanding, 28,490,430 shares                      284,904
     Additional paid-in capital                             4,076,836
     Deficit                                              (14,731,393)
     Stock subscriptions receivable (Note 4)                 (189,450)
                                                          ------------
TOTAL STOCKHOLDERS' DEFICIENCY                         $   (9,634,578)
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $    7,124,777
                                                          ===========


                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                           March 31,
                                                1999                   1998
                                                ----                   ----

Revenues (Note 5)                          $   9,696,566         $   6,865,193
Costs and expenses:
     Cost of revenues                          6,997,583             4,076,584
     Selling, general and
       administrative expenses                 3,435,265             3,157,326
     Research and development                    876,274               352,416
                                              ----------            ----------
Loss from operations                          (1,612,556)             (721,133)

Interest expense                               1,256,418               709,450
                                              ----------            ----------
Loss before income taxes                      (2,868,974)           (1,430,583)

Income tax benefit                               (19,497)             (132,615)
                                              -----------           -----------
Net loss                                      (2,849,477)           (1,297,968)

Preferred stock dividends                        178,663               159,238
                                              ----------            ----------
Net loss attributable
  to common stockholders                   $  (3,028,140)        $  (1,457,206)
                                              ===========           ==========
Basic and diluted loss
  per common share (Note 6)                $       (0.11)        $       (0.06)

Basic and diluted weighted average
  number of common shares (Note 6)            28,478,770            25,336,207
                                              ==========            ==========



                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        1999            1998
                                                        ----            ----
Revenues (Note 5)                                  $ 3,340,945    $  1,552,849
Cost and expenses:
   Cost of revenues                                  2,455,165       1,232,146
   Selling, general and
     administrative expenses                           929,100         862,838
   Research and development                            262,224         123,636
                                                     ---------       -----------
  Loss from operations                                (305,544)       (665,771)

  Interest expense                                     473,612         231,880
                                                     ----------      -----------
  Loss before income taxes                            (779,156)       (897,651)

  Income tax benefit                                        -         (207,330)
                                                     ----------      -----------
  Net loss                                            (779,156)       (690,321)

  Preferred stock dividends                             58,685          58,685
                                                     ----------      -----------
  Net loss attributable to
     common stockholders                           $  (837,841)   $   (749,006)
                                                    ===========      ===========
  Basic and diluted loss per common
     share (Note 6)                                $     (0.03)   $      (0.03)

  Basic and diluted weighted average number
     of common shares (Note 6)                      28,490,430      25,791,828
                                                    ==========      ==========

                 See Notes to Consolidated Financial Statements

                               LOGIMETRICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                          Nine Months Ended
                                                             March 31
                                                         1999            1998
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $  (2,849,477)  $ (1,297,968)
                                                      -----------   ------------
Adjustments to reconcile net loss to net cash
used for operationg activities:
  Depreciation and amortization                          617,732        399,031
  Allowance for doubtful accounts                        100,000        355,875
  Accrued interest expense                               956,179        412,428
Stock compensation expense                                34,635           -
Increase (decrease) in cash from:
  Accounts receivable                                 (1,373,722)      (182,624)
  Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                                  -           785,013
  Inventories                                            474,128       (379,350)
  Prepaid expenses and other
     current assets                                      (24,556)        44,254
  Accounts payable and accrued expenses                  274,180     (2,068,955)
  Advance payments                                      (384,705)      (224,896)
  Other assets/liabilities                               (15,663)      (131,649)
                                                      -----------    -----------
          Total adjustments                              658,208       (990,873)
                                                      -----------    -----------
Net cash used for operating activities                (2,191,269)    (2,288,841)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and fixtures                   (858,710)      (110,411)
                                                      -----------     ----------
  Net cash used for investing activities                (858,710)      (110,411)
                                                      -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                          2,416,667      2,750,000
  Proceeds from warrant issuance                          83,333        567,500
  Proceeds from sale of stock                               -            32,500
  Capital leases - net                                   585,879            -
  Loans from stockholders                                387,347            -
  Repayment of loans from stockholders                  (119,339)      (200,000)
  Proceeds from exercise of warrants                      15,000         16,131
  Stock subscriptions received                               -            8,500
  Repayment of debt - net                               (321,691)      (213,188)
                                                     ------------     ----------
Net cash provided by financing activities              3,047,196      2,961,443
                                                     ------------     ----------
NET (DECREASE) INCREASE IN CASH                           (2,783)       562,191

CASH, beginning of period                                432,250        368,327
                                                     -----------      ---------
CASH, end of period                                      429,467        930,518
                                                     ===========      =========



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

The balance sheet as of March 31, 1999,  the  statements  of operations  for the three-month and nine-month periods ended March 31, 1999 and 1998, and the statements of cash flows for the nine-month periods ended March 31, 1999 and 1998, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.   Inventories

Inventory consists of the following at March 31, 1999:

Raw material and components                                    $878,956
Work-in-progress                                              1,505,824
                                                              ---------
                                                             $2,384,780
                                                             ==========

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Long-Term Debt

Long-term debt consists of the following at March 31, 1999:

Notes payable to Bank                                  $ 2,165,056
Class A Debentures                                       4,527,133
Class B Debentures                                       1,951,117
  Less:  Discount at issuance                             (457,628)
  Plus:  Amortization of discount                          429,032
Class C Debentures                                       2,666,667
  Less: Discount at issuance                              (666,667)
  Plus:  Amortization of discount                          313,495
Notes payable - stockholders                               739,551
Capital lease obligations                                  598,615
                                                        ----------
                                                        12,266,371
Less: current portion                                     (186,904)
                                                        -----------
                                                       $12,079,467
                                                       ===========

Pursuant to the terms of a Purchase Agreement, dated October 21, 1998 (the "Purchase Agreement"), among the Company and the purchasers party thereto, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. The Class C Debentures are non-callable and are currently convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances. See Note 7 for a description of the subsequent extension of the Class C Debentures.


Principal payment due on all long-term debt consists of the following:

Fiscal year ending June 30, 1999                           $     51,984
Fiscal year ending June 30, 2000                              2,416,788
Fiscal year ending June 30, 2001                             10,104,152
Thereafter                                                       75,215
                                                            -----------
                                                           $ 12,648,139
                                                           ============

4.   Stockholders' Deficiency

Stock subscriptions receivable consists of the following at March 31, 1999:

     Notes form former officers                            $  154,450
     Note from a director                                      35,000
                                                              -------
                                                           $  189,450
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

6.       Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month and nine-month periods ended March 31, 1999 and March 31, 1998 do not give effect to common stock equivalents because they would have an antidilutive effect.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

Net revenues for the nine months ended March 31, 1999 increased $2.8 million, or 41.2%, to $9.7 million from $6.9 million for the comparable period of 1998. The increase in revenues for the nine months ended March 31, 1999 resulted from increases in sales of traveling wave tube amplifiers, the Company's traditional products. As described in Note 5 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenue from the sale of point-to-multipoint ("PMP") equipment to CT&T and certain of its affiliates.

Cost of revenues for the nine months ended March 31, 1999 increased $2.9 million, or 71.7%, to $7.0 million from $4.1 million for the comparable period of 1998. As a percentage of net revenues, cost of revenues was 72.2% for the nine months ended March 31, 1999 and 59.4% for the nine months ended March 31, 1998. The decrease in gross margin resulted primarily as a result of an unfavorable shift in product mix toward products with lower margins.

Selling, general and administrative expenses for the nine months ended March 31, 1999 increased $0.2 million, or 8.8%, to $3.4 million from $3.2 million for the comparable period of 1998, primarily as a result of increased commissions based on increased sales and increased staffing expenses associated with the Company's receipt of orders for its PMP equipment during the nine-month period ended March 31, 1999.

Research and development expenses for the nine months ended March 31, 1999 increased $0.5 million, or 148.6%, to $0.9 million from $0.4 million for the comparable period of 1998 as a result of a shift in personnel from production to design and development activities related to new product development and product enhancement of both the Company's PMP and traditional product lines.

For the reasons discussed above, the Company recorded an operating loss of $1.6 million for the nine months ended March 31, 1999, compared to an operating loss of $0.7 million for the comparable period in 1998.

Interest expense for the nine months ended March 31, 1999 increased $0.6 million, or 77.1%, to $1.3 million from $0.7 million for the comparable period of 1998, primarily as a result of a higher level of average outstanding indebtedness.

During the nine months ended March 31, 1999, the Company had an income tax benefit of $19,000, compared to an income tax benefit of $0.1 million for the nine months ended March 31, 1998. LogiMetrics and mmTech currently file separate federal and state tax returns.

During the nine months ended March 31, 1999 and 1998, the Company accrued dividends on its outstanding preferred stock of $0.2 million in each period.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders for the nine months ended March 31, 1999 of $3.0 million, compared to a net loss attributable to common stockholders of $1.5 million for the comparable period in 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash of $0.4 million. At such date, the Company had total current assets of $5.8 million and total current liabilities of $4.7 million.

Net cash used for operating activities was $2.2 million for the nine months ended March 31, 1999, compared to $2.3 million for the comparable period in 1998. Net cash used for operating activities during the nine months ended March 31, 1999, resulted primarily from a net loss of $2.8 million and an increase in accounts receivable, offset in part by an increase in accrued interest expense and accounts payable and accrued expenses and a decrease in inventories. Net cash used for operating activities during the nine months ended March 31, 1998 resulted primarily from a net loss of $1.3 million, the repayment of accounts payable and increases in inventory, offset in part by a decrease in costs and estimated earnings in excess of billings or uncompleted contracts, and increases in accrued interest expense and allowance for doubtful accounts.

Net cash used for investing activities was $0.9 million for the nine months ended March 31, 1999, and $0.1 million for the comparable period in 1998. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $3.0 million for each of the nine-month periods ended March 31, 1999 and 1998. Net cash provided by financing activities during both the 1999 and 1998 periods resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness as well as the repayment of loans from stockholders of the Company.

From July 1, 1997 to March 31, 1999, the Company raised approximately $5.9 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives, may have to curtail its marketing, development or operations, and may be unable to continue as a going concern.

On December 31, 1998, the Company repaid in full the Restated and Amended Term Loan Note in accordance with its terms.

On February 9, 1999, the Company repaid in full the Senior Subordinated Notes.

At March 31, 1999, the Company was a party to a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable. At March 31, 1999, the Company had $35,000 available under the Revolver. Outstanding amounts under the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At March 31, 1999, the Bank's prime rate was 7.75%. At March 31, 1999, the Company was in violation of two covenants contained in the Facility that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1998 by September 30, 1998 (the "Reporting Requirement Covenant"). As of March 31, 1999, the Bank had waived compliance with the Net Income Covenant for each fiscal quarter commencing with the fiscal quarter ended June 30, 1998 and ending on and including the fiscal quarter ended March 31, 1999, and had waived compliance with the Reporting Requirement Covenant until May 28, 1999. See Management's Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Revolver.

In addition to the Revolver, at March 31, 1999 the Company had issued and outstanding $4.5 million of its Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), $2.0 million of its Amended and Restated Class B 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and $2.7 million of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and together with the Class A Debentures and the Class B Debentures, the "Senior Subordinated Indebtedness"). The Class A Debentures and the Class B Debentures contained financial covenants identical to those contained in the Revolver. Accordingly, at March 31, 1999, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Revolver. As of March 31, 1999, the holders of the Class A Debentures and the Class B Debentures had waived compliance with the Net Income Covenant for each quarter, commencing with the quarter ended June 30, 1998, through the quarter ended June 30, 1999, and had waived compliance with the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of common stock, par value $0.01 per share (the "Common Stock") issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See Management's Discussion and Analysis or Plan of Operation - Recent Developments for a description of the subsequent extension of the Class A Debentures and the Class B Debentures.

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

The transactions described above are collectively referred to as the 'Signal Transactions."

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

Forward-Looking Statements

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which can not be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses, cash constraints and ability to continue as a going concern; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PTMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on the private sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PTMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended June 30, 1998, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

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


                                            LOGIMETRICS, INC.

Dated: April 28, 2000                       By: /s/Erik S. Kruger
                                                Erik S. Kruger
                                            Vice President -
                                            Finance and Administration and
                                            Principal Accounting Officer

                                LOGIMETRICS, INC.

                                INDEX TO EXHIBITS


                      Exhibit Number                               Page No.


               27     Financial Data Schedule