Form 10KSB
period 1999-06-30
LOGIMETRICS INC
filed 2000-08-21
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
      (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-10696

                                LOGIMETRICS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                             112171701
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

435 MORELAND ROAD, HAUPPAUGE, NEW YORK                                 11788
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (631) 231-1700

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State issuer's revenues for its most recent fiscal year: $11,760,878

         As of July 28, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of July 28, 2000 was $20,557,452.

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class of Common Equity          Outstanding at July 28, 2000
          ----------------------          ----------------------------

         Common Stock, par value               168,870,780 shares
             $.01 per share

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                LOGIMETRICS, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 1999
                                      INDEX

                                     PART I

                                                                                                 Page
             Item 1.       Description of Business...............................................  3

             Item 2.       Description of Property............................................... 20

             Item 3.       Legal Proceedings..................................................... 20

             Item 4.       Submission of Matters to a Vote of Security Holders................... 20

                                     PART II

             Item 5.       Market for Common Equity and Related Stockholder Matters.............. 21

             Item 6.       Management's Discussion and Analysis or Plan of Operation............. 22

             Item 7.       Financial Statements.................................................. 26

             Item 8.       Changes in and Disagreements With Accountants on Accounting
                           and Financial Disclosure.............................................. 53

                                    PART III

              Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                           Compliance With Section 16(a) of the Exchange Act..................... 53

              Item 10.     Executive Compensation................................................ 59

              Item 11.     Security Ownership of Certain Beneficial Owners and Management........ 63

              Item 12.     Certain Relationships and Related Transactions........................ 67

              Item 13.     Exhibits and Reports on Form 8-K...................................... 70

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         LogiMetrics, Inc., a Delaware corporation ("LogiMetrics"), and its wholly owned subsidiary, mmTech, Inc., a New Jersey corporation ("mmTech") (collectively, the "Company"), designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 gigahertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

         In addition to the Company's broadband products, at June 30, 1999, the Company designed, manufactured and marketed a wide range of high power amplifiers, including traveling wave tube amplifiers ("TWTAs"), instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

         The Company was founded in December 1968 as a Delaware corporation. The Company's headquarters are located at 435 Moreland Road, Hauppauge, New York 11788. The Company's telephone number is (631) 231-1700.

RECENT EVENTS

         In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93,236,794 newly issued shares (the "L-3 Shares") of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"), for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The number of shares of Common Stock issuable to L-3 will be adjusted, if necessary, on the first business day following the 30th day after the Closing so that the L-3 Shares will, following such adjustment, constitute 53.5% of the Company's outstanding Common Stock (determined after giving effect to the dilutive effects of certain contingently issuable securities as specified in the Purchase Agreement).

         Under the Purchase Agreement, L-3 has agreed, subject to the satisfaction of certain conditions, to purchase up to 3,333,333 shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001 (unless L-3 elects to acquire any Additional Shares in its sole discretion prior to January 2, 2001), to the extent the Company requires additional reasonable ongoing working capital to operate its business.

         Pursuant to the terms of the Purchase Agreement, the Company has granted to L-3 an option (the "L-3 Option") to acquire up to 5,555,555 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares.

         In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company (the "Board"), to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with the Qualifying Offering upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. Such services and equipment will be billed, from time to time, at cost to the Company, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales).

         L-3 also has agreed to use its reasonable best efforts (i) until the 60th day after the Closing to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering no later than December 31, 2000, subject to market and economic conditions.

         Pursuant to the Purchase Agreement, the Company has agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.

         Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Common Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of L-3) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by the Existing Holders (as defined below), effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders, (F) amend or modify any of the provisions of the documents relating to the Purchase Agreement, (G) enter into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or
(H) enter into, assume or become bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 has agreed not to sell to a non-affiliated third party more than 53.27% of the L-3 Shares prior to December 31, 2001. The directors appointed by the Existing Holders will have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions will expire upon the earlier of (i) the consummation of a Qualifying Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

         Under the Purchase Agreement, L-3 has the right to cancel (in whole or in part), at L-3's option, its obligation to make any payment in respect of the
Note if, in L-3's reasonable discretion: (i) a breach by the Company of any representation, warranty, covenant or agreement contained in the Purchase Agreement or any other document relating thereto results from or has resulted in a Material Adverse Effect (as defined in the Purchase Agreement) with respect to either (A) the Company, or (B) L-3; or (ii) a Material Adverse Effect (as defined in the Purchase Agreement) has occurred or shall occur with respect to the Company as a result of certain specified litigation claims. If L-3 exercises its right not to pay amounts due under the Note and it is determined by a court of competent jurisdiction in a final, non-appealable judgment or order or by a final, non-appealable arbitration award that L-3 did not in fact have the right to cancel its obligation to make any payment in respect of the Note, then L-3 must pay to the Company the Liability Amount (as defined below), as liquidated damages for loss of a bargain and not a penalty. The payment of the Liability Amount will be the sole and exclusive remedy of the Company in connection with such a breach by L-3 and L-3 will have no other liability to the Company in respect thereof. The term "Liability Amount" is defined in the Purchase Agreement as the portion of the purchase price for the L-3 Shares not paid in cash by L-3 to the Company at such time.

         In addition, pursuant to the terms of the Purchase Agreement, L-3 has the right to cancel (in whole or in part), at L-3's option, its obligation to purchase Additional Shares if, in L-3's reasonable discretion: (i) a breach by the Company of any representation, warranty, covenant or agreement contained in the Purchase Agreement or any other document relating thereto results from or results in a Material Adverse Effect (as defined in the Purchase Agreement) with respect to either (A) the Company, or (B) L-3; or (ii) after the Closing, a Material Adverse Effect has occurred or shall occur with respect to the Company. If L-3 exercises its right not to consummate the purchase of the Additional Shares and it is determined by a court of competent jurisdiction in a final, non-appealable judgment or order or by a final, non-appealable arbitration award that L-3 did not in fact have the right to cancel its obligation to purchase the Additional Shares, then L-3 must pay to the Company the Damage Amount (as defined below), as liquidated damages for loss of a bargain and not a penalty. The payment of the Damage Amount will be the sole and exclusive remedy of the Company in connection with such a breach by L-3 and L-3 will have no other liability to the Company in respect thereof. The term "Damage Amount" is defined in the Purchase Agreement as the portion of the purchase price for the Additional Shares not paid in cash by L-3 to the Company at such time.

         Each of the Company and L-3 has agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including under the Note and in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) shall not exceed in the aggregate $20 million, such $20 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

         Effective as of the Closing, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand and Mark B. Fisher resigned as directors of the Company and Jay B. Langner was appointed as a director of the Company. Pursuant to the terms of the Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"), among the Company, L-3 and the other parties thereto (the "Existing Holders"), upon compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Effective Time"), the number of directors constituting the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue to beneficially own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors the Existing Holders will have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. From and after the Effective Time, L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined).

         Under the terms of the Stockholders Agreement, so long as L-3 remains the owner of at least 25% of the Common Stock (as so determined), L-3 has a right of first offer with respect to the proposed transfer, in one or a series of related transactions, by a Major Selling Stockholder (as defined in the Stockholders Agreement) of (i) 10% or more of the Common Stock Equivalents (as so defined), other than in certain specified market transactions, or (ii) Common Stock Equivalents which to the actual knowledge of the Major Selling Stockholder, together with the holdings of Common Stock Equivalents of the person to which the transfer is to be made, would result in such person owning more than 10% of the Common Stock Equivalents (after giving effect to such transfer).

         Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of certain convertible indebtedness and warrants held by them as described below, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration rights and consented to the Transaction. In addition, the Existing Holders agreed to extend the maturity date of certain loans made by them to the earlier of (i) the fifth day following the consummation of a Qualifying Offering and (ii) June 30, 2001, and agreed to waive certain other rights specified in the Stockholders Agreement.

         In addition, pursuant to the terms of the Stockholders Agreement, until compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, the Company agreed to operate its business in the ordinary course and to refrain from taking certain actions without L-3's consent.

         The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Qualifying Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company to persons that are not affiliates of L-3 or the Existing Holders, as the case may be, (iii) the consummation of a qualifying "Company Sale" (as defined in the Stockholders Agreement), and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

         Effective upon the Closing, the following persons were elected to hold the offices set forth opposite their respective names.

    John S. Mega...............  Acting President
    Charles S. Brand...........  Senior Vice President of Technology and Acting
                                 General Manager - New Jersey Operations
    Norman M. Phipps...........  Senior Vice President of Administration
    Christopher C. Cambria.....  Vice President and Secretary

For certain information regarding these individuals, see Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act.

         In connection with and prior to the Closing, the holders of the Company's outstanding Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") converted such indebtedness into an aggregate of 30,612,420 shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2,358,500 shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12,301,802 shares of Common Stock.

         In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to 355,000,000 shares, consisting of 350,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to this Annual Report on Form 10-KSB.

         The Company, L-3 and the Existing Holders also entered into a Registration Rights Agreement, dated as of July 10, 2000 (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after the earlier to occur of (i) consummation of a Qualifying Offering and (ii) March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

         In addition, if at any time after the earlier of (i) January 2, 2001 and (ii) the consummation of a Qualifying Offering, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1,000,000.

         The Company is not required to prepare and file a registration statement pursuant to a Long-Form Registration for a period of not more than 90 days following receipt by the Company of a request for registration, if (i) the Company in good faith gives written notice within five days after such receipt by the Company of such request that the Company is commencing to prepare a Company-initiated registration statement, and (ii) the Company actively employs in good faith all reasonable efforts to cause such registration statement to become effective.

         If the Company receives a request to effect a Long-Form Registration within 90 days of the date on which a previous registration statement filed pursuant to a Long-Form Registration has become effective, the Company is not required to commence preparation of such Long-Form Registration in accordance with such request until 90 days has elapsed since such effective date.

         If the Company furnishes to the persons requesting registration a certificate signed by the chief executive or chief financial officer of the Company stating that the Company, in good faith, has determined that (i) there exists material non-public information about the Company which the Company has a bona fide business purpose for preserving as confidential, or (ii) is undertaking (or is about to undertake) a proposed acquisition or financing that would significantly impact the pricing of the contemplated public offering, and in each case the Company provides such persons written notice thereof promptly after the Company makes such determination, then the Company has the right to defer the filing or the declaration of effectiveness of a registration statement, for a period of not more than (A) 90 days, in the case of a Long-Form Registration, or (B) 60 days, in the case of a Short-Form Registration, after receipt of the request to register; provided, however, that the Company is not entitled to defer such filing or declaration of effectiveness more than 120 days in any 12-month period.

         The parties to the Registration Rights Agreement also have unlimited "piggy back" rights with respect to any registration effected by the Company for its own account or for the account of another person (other than registrations relating to sales of securities to participants in a Company stock plan or in a transaction covered by Rule 145 promulgated under the Securities Act of 1933, as amended), subject to certain cut-back provisions.

         The Company will be required to bear all expenses incurred in effecting any Long-Form Registration and up to six Short-Form Registrations, including the fees and disbursements of any counsel or accountant retained by the holders of more than fifty percent of the stock being registered, but excluding underwriting discounts and brokerage fees or commissions. In addition, the Company has agreed to indemnify participants in any registration for certain liabilities, including liabilities arising under applicable securities laws, and is obligated to contribute to any damages paid by such participants if such indemnification is unavailable to such participants.

         In connection with the Transaction, the Company entered into new two-year employment agreements with Messrs. Brand and Phipps (his "New Employment Agreements"). Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210,000. The base salary is subject to periodic increases at the discretion of the Board. Under his New Employment Agreement, Mr. Phipps was granted an option to acquire 750,000 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2,000 per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

         Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, Mr. Meckstroth received options to acquire 740,000 shares of Common Stock and Mr. Kruger received options to acquire 400,000 shares of Common Stock.

         In addition, pursuant to the Transaction, options to purchase an aggregate of 12,665,308 shares of Common Stock were granted to L-3, Cramer, Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties related to such party). The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

         Copies of the Purchase Agreement, the Note, the Stock Pledge Agreement, the Stockholders Agreement and the Registration Rights Agreement (collectively, the "Agreements") have been attached as Exhibits to this Annual Report on Form 10-KSB and are incorporated herein by reference. The description of each Agreement set forth above is a summary only, is not intended to be complete, and is qualified in its entirety by reference to such Agreement. The transactions described above are collectively referred to as the "Transaction."

         On July 20, 2000, the Company filed with the Securities and Exchange Commission (the "Commission") an Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Information Statement"). The Information Statement was mailed on July 21, 2000 to all holders of record of the Company at the close of business on July 10, 2000 in connection with the appointment by L-3 of a majority of the members of the Board. A copy of the Information Statement is attached hereto as an Exhibit and is incorporated herein by reference.

         In connection with the Transaction, the Company terminated its letter of intent (the "Signal Letter of Intent") with Signal Technology Corporation ("Signal") relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2,000,000 to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1,000,000 (the "Investor Loans"). The Signal Loan and the Investor Loans were repaid with a portion of the net proceeds of the Transaction.

         The Company and Signal also had entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. Pursuant to the Management Agreement, Signal has advised the Company that it has exercised its right to return the New York Business to the Company. Under the Management Agreement, the Company is required to reimburse Signal for certain expenses incurred by it in connection with its operation of the New York Business. The Company and Signal are discussing the status of the New York Business and any amounts that may be payable to Signal in respect of its operation thereof. Copies of all the agreements between the Company and Signal have been attached as Exhibits to this Annual Report on Form 10-KSB and are incorporated herein by reference.

         The Company indebtedness for borrowed money owing to North Fork Bank matured on June 30, 2000. The Company is seeking an extension of such indebtedness. See Item 6. Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources.

POINT-TO-MULTIPOINT BROADBAND WIRELESS ACCESS SERVICES

         Introduction

         The proliferation of the Internet, local area networks ("LANs") and home computers has resulted in greatly increased demand for increased bandwidth to speed the flow of information. While technology has adapted to needs of a new marketplace by providing faster processors, video conferencing, data sharing and distributed offices, communications technology companies continue to struggle to provide high-speed access to the desktop. The Company believes that point-to-multipoint broadband wireless access services, often referred to as "PMP" or "BWA" and which in the United States is available as a service called local multipoint distribution service, offer the speed and capacity to provide a high-speed, reliable connection from a workstation or LAN to existing fiber optic backbones at a cost that is advantageous compared to existing alternatives. Although most industry observers feel that LMDS will be used primarily for high speed internet service and computer data, LMDS also has the bandwidth and capacity to provide CATV, local telephony, and other broadband access simultaneously to users in each cell.

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

         LMDS Services

         LMDS is a broadband fixed wireless system that uses millimeter wave signals in the 28 GHz spectrum to transmit voice, video and data signals in 1,300 MHz of licensed spectrum. LMDS offers line-of-sight coverage over a 3 kilometer ("km") to 5 km range and is capable of providing data and telephony service for up to 80,000 customers per sector. A 360-degree transmission pattern, usually divided into four sectors of alternating polarization, allows effective reuse of all spectrum resources.

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

         The distances between cell sites for LMDS systems are typically 3 km to 5 km. The close spacing of LMDS sites is necessary to maintain the line-of-sight transmissions in the presence of signal attenuation caused by rain, which can be a significant factor at millimeter wave frequencies. Through the close proximity of cell sites and the use of transmission techniques such as forward error correction and dynamic power adaptation, LMDS systems can be engineered to provide enhanced system reliability, with the availability and quality of service required of modern communication networks.

         Spectrum has also been allocated for PMP services in many other areas of the world. In certain cases, the allocations provide for considerably more bandwidth than in the United States. In Canada, for example, 3 GHz of bandwidth in six bands has been allocated. Spectrum in two of these bands has been awarded to service providers and systems are currently being built out. In general, frequencies designated for broadband PMP service vary from country to country with some overlap. The Company believes this wide variation will encourage PMP system integrators to outsource the millimeter wave subsystems and modules to suppliers, such as the Company.

         Competition

         There are a number of alternative technologies that are competing with LMDS to fill the access gap. These technologies include asymmetric digital subscriber line ("ADSL"), cable modems, fiber optic cable, other wireless services and satellite systems. The latter two, while in competition with LMDS service providers, represent significant opportunities for the Company in that the Company's products can be used in these alternative terrestrial and satellite systems.

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

         FIBER-TO-THE-CURB: The installation of fiber optic cable to the home or curb is another alternative. However, installation is expensive and currently is cost-effective only for heavy business users. The Company believes that full installation of fiber in the U.S. local loop would take many years to complete.

         OTHER WIRELESS SOLUTIONS: 38 GHz radio, or "cable in the sky," is operating successfully in several major metropolitan areas. Lower frequency wireless systems, such as multi-channel multi-point distribution services, and several unlicensed services in the lower frequency microwave bands are being considered for data services. Generally, these systems have considerably less bandwidth available compared to the millimeter wave systems. However, given that these systems operate at lower frequency, atmospheric attenuation is lower enabling the signal to travel over longer distances. The Company feels that each of the various wireless systems has advantages in specfic circumstances and that service providers will ultimately begin to consolidate services using the most appropriate system for a particular service offering. The Company believes that broadband PMP services will play a pivotal role because of the adaptability offered by the greater bandwidth.

         In addition to currently available competing systems, the Company believes that several satellite system operators plan to offer two-way data services in the future. Expected data rates of the various satellite constellations vary significantly for both downstream and upstream transmission, as well as business plans for services to residential and corporate users.

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
TABLE 1:  SEGMENTS OF THE MICROWAVE FREQUENCY SPECTRUM

---------------------------------------------------------------------------------------------
             SEGMENT                           FREQUENCY                        WAVELENGTH
   ----------------------------     ----------------------------     ------------------------
   Centimeter waves                 1 Gigahertz                      30 centimeters
                                    3 Gigahertz                      10 centimeters
---------------------------------------------------------------------------------------------

                                    30 Gigahertz                     1 centimeter
   Millimeter waves                 30 Gigahertz                     10 millimeters
                                    300 Gigahertz                    1 millimeter
   Sub-millimeter waves             300 Gigahertz                    1 millimeter
                                    1,000 Gigahertz                  0.3 millimeter

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

TABLE 2:  MICROWAVE FREQUENCY PROPAGATION

--------------------------------------------------------------------------------

FREQUENCY                    TYPICAL RANGE
  2 GHz                      50 miles (80 km)
  6 GHz                      50 miles (80 km)
11 GHz                       15 miles (24 km)
18 GHz                       7 miles (11 km)
23 GHz                       5 miles (8 km)
38 GHz                       3 miles (5 km)
60 GHz                       1 mile  (1.6 km)
--------------------------------------------------------------------------------

                         Source: Reference Data For Radio Engineers, 4th Edition

         At higher microwave frequencies, practical path lengths begin to decrease markedly. For example, as Table 2 indicates, at 18 GHz, path lengths for narrow beam point-to-point links drop to about 7 miles (11 km), at 38 GHz about 3 miles (5 km) and at 60 GHz about 1 mile (1.6 km). For PMP services which uses broader beamwidth antennas at the hub, distances are shorter. This is generally due to higher atmospheric absorption and fading caused by rain. At these frequencies, line-of-sight propagation is needed to assure error-free transmission. However, these higher frequency microwaves generally require smaller antennas and less power to radiate and propagate the microwave signal. Advancing microwave technology has also allowed microwave systems to utilize frequencies over 30 GHz (millimeter-wave) for an increasing number of communications applications. The shorter path lengths of higher frequency microwaves can be a major advantage for some types of applications. Because these higher frequencies can be "reused" many times within a given area with less risk of interference, they can be used for applications that are quite localized, such as building-to-building wireless computer links and automobile radar and traffic signal control. In all of these instances, interference from distant transmissions would cause significant problems.

         Terrestrial microwave radio systems have large capacities. Capacity refers to the data rate that can be transmitted at one time and for digital microwave systems is usually measured in bits per second (bps or bit/s), kilobits per second ("Kbps") or megabits per second ("Mbps"). Typically, a digital microwave radio's capacity can range from 64 Kbps up to 155 Mbps. Low-capacity to medium-capacity systems (up to 45 Mbps) are very common and are used for a variety of applications, while high-capacity systems (140 Mbps to 155
Mbps) are primarily used by common carriers for long-haul, backbone network applications. The capacity of a radio system is directly related to the bandwidth of the system. Given that radio equipment operation is generally limited to a bandwidth that is a certain percentage of its operating frequency, the higher the operating frequency, the higher the percentage bandwidth and the capacity of the overall system. The Company believes that as the demand for higher data rates grows, it will drive the growth of millimeter wave equipment for LMDS and other PMP systems.

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

         On-board processing and switching allows the satellite to act effectively as a sophisticated telephone switchboard/data switch. Most satellites are "bent pipes" - a signal goes up and then comes back down immediately. On-board processing and switching enables the caching of information until one or more spot beams are aimed; this also enables inter-satellite links and switching.

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

         The basic segments of a typical system used in a cell include a hub transceiver with connections to the public switched telephone networks, Internet and video sources, and subscriber equipment that differs in terms of the services used. The service differentiation is typically determined by the amount of bandwidth required by the customer. The large commercial or industrial subscriber with substantial requirements for telephony, data and/or video and the small office-home office user both have access to bandwidth that is appropriately sized to meet their specific needs. The flexibility afforded by the technology gives the service provider the opportunity to differentiate services based on the individual requirements of the user, and thus provide both the service and customer premise equipment at a cost appropriate to the situation.

         The Company builds a wide variety of radio equipment at many of the frequencies designated for PMP service. The Company also supplies subsystems and modules to several large, multinational telecommunications equipment companies that manufacture and integrate complete systems. Additionally, the Company has installed and has the capability to supply complete systems for niche opportunities.

         TWTAs

         In addition to the Company's emerging PMP business, at June 30, 1999, the Company was a leading manufacturer of TWTAs and other peripheral transmission equipment. At June 30, 1999, the Company's TWTAs were used in industrial, commercial and military applications and were sold either as stand-alone units or as part of electromagnetic test systems used to measure the electromagnetic compatibility ("EMC") and the electromagnetic susceptibility ("EMS") of various equipment, including satellite earth stations, wireless communication systems, automobiles and other transportation equipment. These test systems typically incorporated multiple TWTAs covering several frequency bands.

         TWTAs sold by the Company have been used in LMDS and Very Small Aperture Terminal transmitting devices for satellite communications, EMC/EMS testing, microwave studies and general high-power component testing. In addition, at June 30, 1999, the Company sold complete radio-based specialty systems built to customer specifications. These systems are typically designed to meet specific end-user needs and range from automated EMC/EMS testing systems to electronic ground-based or airborne electronic warfare equipment. These systems typically incorporate one or more TWTAs and may also include software developed by the Company or by third parties, as well as other ancillary equipment. See "Description of Business -- Recent Events" in this Item 1 for the discussion on developments concerning the management by Signal of the TWTAs business that occurred subsequent to June 30, 1999.

SALES, MARKETING AND DISTRIBUTION

         At June 30, 1999, LogiMetrics marketed its products to system integrators, service providers and industrial and governmental entities, both domestically and internationally, through direct and indirect sales organizations. At June 30, 1999, the Company had distribution agreements with 32 sales organizations. Additionally, at June 30, 1999, the Company sold its products through a direct sales organization from its facilities in New York and New Jersey. In addition, at such date, the Company utilized a network of independent sales representatives located in North America, Asia and Europe. The Company selected its international sales organizations based on their understanding of the technology, product offerings and local markets and their awareness of the business and cultural climate of the countries in which they operate. Representative organizations provided primary coverage and were typically assigned to a specific geographic or vertical industry segment, depending upon their capabilities. Key strategic accounts were handled directly through the Company's internal sales organization. In all cases, internal sales management personnel were closely involved in coordinating the sales and marketing efforts. The Company or its independent sales representatives generally targeted sales prospects, although the Company also responded to requests for proposals. Many of the Company's specialty systems were sold through competitive bidding after receipt of a request for proposal.

         At June 30, 1999, the Company's marketing strategy made extensive use of its representative network to disseminate materials and information. The Company also demonstrated its products at exhibitions and trade shows that focus on the communications and instrumentation marketplaces.

CUSTOMERS

         Point-To-Multipoint Systems

         In June 1998, the Company began shipments of solid-state amplifier modules for use in Teligent Inc.'s ("Teligent") point-to-multipoint system in the United States. The Company believes that the FCC's auction of licenses to provide LMDS services, coupled with the Company's relationship as a supplier of equipment to Nortel Networks, Inc. for use in Teligent's system and other PMP systems, and direct sales of hub radios to Alcatel and others will allow the Company to broaden its point-to-multipoint customer base. The Company has also sold solid-state Ka-band satellite modules and subsystems to a number of governmental entities and Fortune 100 companies. Prior to June 1998, the Company's customers for its PMP products consisted primarily of CellularVision Technology & Telecommunications, L.P. ("CT&T") and several of its licensees, which included CellularVision of New York, L.P. ("CVNY"), and entities operating in Canada, Brazil, Thailand, the Philippines and Russia.

         TWTAs

         At June 30, 1999, the Company's TWTA customers included military and governmental agencies, original equipment manufacturers, system integrators, manufacturing organizations and testing laboratories. Both amplifier and EMC/EMS customers primarily included Fortune 500 companies.

BACKLOG

         The Company measures its backlog as orders for which contracts or purchase orders have been signed but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within six months of receiving an order. At June 30, 1999, the Company had a $1.2 million backlog of orders for its equipment. Substantially all of such backlog was shipped during the fiscal year ending June 30, 2000. Any failure by the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. All orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues.

MANUFACTURING AND ASSEMBLY

         The Company designs, assembles, manufactures, tests, performs quality assurance, packs and ships its PMP transmitting equipment and related modules at its facility in Eatontown, New Jersey. At June 30, 1999, these same functions for the Company's product line of TWTAs and other peripheral equipment were performed at its facility in Bohemia, New York.

         The Company purchases a majority of the components used in its PMP products from third-party suppliers, and, at June 30, 1999, purchased all its traveling wave tubes and certain other components from third parties. Where appropriate, the Company purchases and utilizes common components to optimize design and build cycles and enhance manufacturing flexibility. The Company inspects all direct materials purchased for quality, groups the components into kits by production order and then either releases these kits for internal manufacturing or ships the kits to its subcontractors for assembly. It is the Company's intention to utilize its internal manufacturing capabilities on all products that it sells. This enables the

Company to resolve design issues, fully characterize the manufacturing and test processes and shorten design and build cycles. The Company uses secondary manufacturing or assembly sources from time to time.

         Although many of the basic components used in the Company's products, such as circuit boards, resistors, capacitors and other similar components are readily available from a number of sources, the Company typically purchases such components from single suppliers to take advantage of available volume discounts. However, to assure an adequate supply of wafers and traveling wave tubes (at June 30, 1999), two critical components in many of the Company's products, the Company established multiple supply sources. A limited number of components and sub-assemblies are manufactured for the Company pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. The Company does not have any long-term supply arrangements.

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

RESEARCH AND DEVELOPMENT

         The Company has an ongoing development program to enhance its existing products and to introduce new products. The Company invested $1.4 million and $0.6 million in the fiscal years ended June 30, 1999 and 1998, respectively, in development efforts. The Company expects to substantially increase its investment in product development. The Company's development activities focus on evolving its initial development and production efforts for PMP and related satellite applications to subsystems that are increasingly integrated. The Company's development efforts are currently focused on developing a wide variety of solid state radios, subsystems and modules for PMP applications for the LMDS and Ka-band satellite markets. At June 30, 1999, the Company's efforts also included developing a new generation power supply for its TWTA product line.

COMPETITION

         PMP Markets

         In the emerging PMP market, the Company's competitors fall into two general categories: (i) entities seeking to build subsystems for system integrators; and (ii) module manufacturers interested in producing and selling "high value-added" modules, such as solid state amplifiers and peripheral equipment. Subsystem and module manufacturers with whom the Company competes include Telaxis Communications Corporation and Quinstar Technology, Inc. The Company expects that it may compete with certain major telecommunications equipment manufacturers seeking to build subsystems for system integrators. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. The Company does not believe that the large system integrators currently intend to manufacture modules and subsystems; however, these entities may pursue the small and medium-size LMDS auction winners with respect to small system sales. Historically, the large system integrators have not manufactured at the module level.

         The Company believes that principal competitive factors in the PMP markets include performance, delivery, price and reliability. The Company believes that its wide range of experience with equipment currently available and in operation for over five years in six countries gives it a distinct competitive advantage in manufacturing both subsystems and "high value added" modules.

         TWTA Markets

         At June 30, 1999, in the markets for TWTAs and other high-power amplifiers, the Company competed with other manufacturers, including Communications and Power Industries, Inc., Amplifier Research Corp. and Xicom Technology, Inc., a number of which had significantly greater financial, marketing and other resources than the Company. At June 30, 1999, the Company believed that principal competitive factors in its respective markets include performance, reliability, size, weight, delivery and price. The Company believed that it competed effectively on all of these factors.

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

TRADEMARKS, PATENTS AND COPYRIGHTS

         The Company relies on technological innovations, trade secrets and expertise to develop and maintain its competitive position, and upon confidentiality procedures, common law remedies and contractual provisions to protect its proprietary rights. At this time, the Company does not own any patents or trademarks relating to the technology and expertise involved in the assembly, calibration and testing of its products. The basic technology used in the design and manufacture of these products is not proprietary to the Company and is available in the public domain. However, the Company believes that the knowledge it has developed with respect to such products is proprietary and cannot be readily duplicated by its competitors. Further, the Company believes that certain of the subsystem architectures it has developed may benefit from some form of intellectual property protection. There can be no assurance, however, that patent protection is available for this technology or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights or provide any competitive advantage. In addition, there can be no assurance that subsequently issued patents or pending applications, if any, will not be challenged or circumvented by competitors, or that rights later granted will provide any competitive advantage to the Company. Furthermore, it may be likely that the Company's competitors can obtain samples of the Company's products and, through reverse engineering, obtain access to proprietary knowledge regarding the Company's product designs.


         The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets through common law and contractual restrictions. There can be no assurance that measures taken to preserve trade secrets, if any, trade secrecy or other measures taken by the Company will be adequate to prevent misappropriation of its technology, or that competitors will not be able to independently develop technologies having similar or better functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have adequate legal remedy to prevent or seek redress for future misappropriation of the Company's technology.

EMPLOYEES

         As of June 30, 1999, the Company had 79 full-time and 2 part-time employees, of whom 50 were engaged in manufacturing, 15 were engaged in product development activities and 16 were engaged in sales, service and general administration. None of the Company's employees is represented by a union, and the Company considers its relationships with its employees to be satisfactory.

RISK FACTORS

         History of Losses; Cash Constraints

         The Company sustained net losses of $5.4 million and $4.8 million for the fiscal years ended June 30, 1999 and 1998, respectively, and had an accumulated deficit of $17.3 million at June 30, 1999. In addition, the Company used $1.8 million and $3.6 million of cash in operations during the fiscal years ended June 30, 1999 and June 30, 1998, respectively, as a result of the Company's net losses and the need for working capital. At June 30, 1999, the Company had cash of $0.4 million. The Company's history of losses and its failure to generate positive operating cash flow or to maintain other sources of working capital have resulted in significant cash shortages from time to time. There can be no assurance that the Company will ultimately be able to achieve or sustain profitable operations. While L-3 recently purchased Common Stock from the Company, if the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives.

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

         Risks Related to Change in Business Strategy

         The Company has shifted its business focus to PMP products. In connection with this change in business strategy, the Company has sustained losses as the Company has written off obsolete inventory, redirected its marketing efforts and shifted management focus to these new markets. There can be no assurance that the Company will be able to implement successfully its strategic and operational objectives or that the attainment of those objectives will result in the Company's achieving or sustaining a profitable level of operations. The Company's failure to achieve its strategic and operational objectives could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Dependence on Large Orders; Customer Concentrations

         The Company's revenues have principally consisted, and the Company believes its revenues in future periods may consist, of orders for equipment from a limited number of customers. During fiscal 1999, approximately 31% of the Company's consolidated revenues came from sales of modules to Nortel Wireless Networks and during fiscal 1998, approximately 43% of the Company's consolidated revenues came from sales of transmitters and related equipment to CT&T and its licensees and affiliates. However, while the number and identity of the Company's customers may vary from period to period, large orders from customers will continue to account for a substantial portion of the Company's revenues for the foreseeable future. There can be no assurance that the Company will obtain such orders on a consistent basis. The Company's inability to obtain sufficient large orders or to expand its customer base could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Sales of Securities; Need for Additional Financing; Liquidity Risks

         Because of the Company's history of losses, the Company has not generated sufficient cash to meet all of the Company's working capital requirements. As a result, the Company has been dependent on private sales of its debt and equity securities to finance its working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the public or private sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. Further, the terms of any debt financing may contain restrictive covenants that significantly restrict the Company's ability to take certain actions. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives.

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

         Competition

         In the emerging PMP market, the Company's competitors fall into two general categories: (i) larger entities seeking to build subsystems for system integrators; and (ii) module manufacturers interested in producing and selling "high value-added" modules, such as solid state amplifiers and peripheral equipment. Subsystem and module manufacturers with whom the Company competes include Telaxis Communications Corporation and Quinstar Technology, Inc. The Company expects that it may compete with certain major telecommunications equipment manufacturers seeking to build subsystems for system integrators. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. In the markets for TWTAs and other high-power amplifiers, at June 30, 1999, the Company competed with other manufacturers, including Communications and Power Industries, Inc., Amplifier Research Corp. and Xicom Technology, Inc., a number of which had significantly greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or be able to compete with new market entrants or in new markets that may develop. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Dependence on Independent Representatives

         At June 30, 1999, the Company marketed and sold its products, in part, through a network of independent sales representatives located in the U.S., Asia and Europe. As a result, a substantial portion of the Company's revenues are dependent upon the sales efforts of those representatives. There can be no assurance that the Company's representatives, certain of which operate relatively small businesses, have the financial stability to assure their continuing presence in their markets.

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

         Shares Eligible For Future Sale

         As described above under "Recent Developments," pursuant to the terms of the Registration Rights Agreement, L-3 has the right to require the Company to register the shares of Common Stock acquired by L-3 for resale. In addition, from and after the earlier to occur of (i) consummation of a Qualifying Public Offering and (ii) March 31, 2001, the Existing Holders will have the right under the Registration Rights Agreement to require the Company to register for resale the shares of Common Stock held by them. The Company also is obligated to register for resale additional shares of Common Stock issuable upon the exercise or conversion of outstanding options, warrants and convertible securities. Pursuant to Rule 144(k), a significant number of shares held by the Existing Holders are eligible for resale without regard to the information, volume, and manner of sale restrictions imposed by Rule 144. Further, a significant number of shares of Common Stock will become available for resale under Rule 144 once the Company becomes current in its Exchange Act reporting requirements. The Company cannot predict the effect, if any, that sales of additional shares of Common Stock or the availability of shares for future sale will have on the market price of the Common Stock. Sales in the public market of substantial amounts of Common Stock (including shares issued upon the exercise or conversion of outstanding options, warrants and convertible securities), or the perception that such sales might occur, could adversely affect prevailing market prices for the Common Stock. Such sales also may make it more difficult for the Company to sell equity securities or equity related securities in the future at a time and price that the Company deems appropriate.

ITEM 2.  DESCRIPTION OF PROPERTY

         At June 30, 1999, the Company did not own any real property and conducted its operations at the following leased premises:


                                                                               Approximate
                                                                               Square           Annual         Lease
Location                            Description of Facility                    Footage          Lease Cost     Expiration
-------------------------------------------------------------------------------------------------------------------------
50 Orville Drive (1)                Corporate headquarters, manufacturing       14,000           $130,000      7/31/04
Bohemia, New York 11716             and assembly, sales, customer support
                                    and research and development

20 Meridian Way                     Manufacturing                               6,670            $ 55,100      3/31/00
Eatontown, New Jersey 07724

611 Industrial Way West (2)         Manufacturing and assembly,                 36,500           $206,000     12/31/03
Eatontown, New Jersey 07724         customer support, administration and
                                    research and development

----------------------------

(1) Following the Transaction, the Company relocated its headquarters to a facility owned by L-3 in Hauppauge, New York.

(2) The Company began to occupy this space in January 1999 and expects to complete the move of its PMP business from 20 Meridian Way to 611 Industrial Way West during calendar 2000. The Company expects to continue to occupy the 20 Meridian Way location on a month-to-month basis until this relocation is effected.

         The Company believes that its existing facilities are in good condition (ordinary wear and tear excepted) and will be sufficient to meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to routine claims incidental to the operation of its business. In addition, as a result of the Company's lack of cash resources, from time to time the Company has been subject to claims from its creditors for non-payment of outstanding invoices.


         In addition to such claims, in January 2000, SpeedUSNY.com, L.P. ("Speed USNY") filed an action against the Company in the New Jersey Superior Court for Monmouth County, captioned Speed USNY.com, L.P. v. LogiMetrics, Inc. (Docket No. L-537-00). In this action, Speed USNY, the successor to CVNY, (a major customer of the Company during the fiscal year ended June 30, 1998), asserts claims against the Company for fraudulent inducement, breach of contract and breach of warranty in connection with the sale of certain equipment and seeks money damages in excess of $5 million. The Company believes Speed USNY's claims are without merit and that the Company has meritorious defenses and/or counterclaims against Speed USNY. The Company intends to contest this action vigorously. Although there is inherent uncertainty in the outcome of litigation, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information:

         At June 30, 1999, the Common Stock was traded in the over-the-counter market under the symbol "LGMTA." There is no established trading market for any of the Company's outstanding warrants. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


         For the Quarter Ended                              High           Low
         ---------------------                              ----           ----
         Fiscal 1998
           September 30, 1997                             $ 1.3750       $ .8000
           December 31, 1997                                1.0000         .3750
           March 31, 1998                                   1.0000         .3125
           June 30, 1998                                     .8750         .5625

         Fiscal 1999
           September 30, 1998                               $.6900        $.2500
           December 31, 1998                                 .5313         .2500
           March 31, 1999                                    .4000         .2100
           June 30, 1999                                     .7188         .2500


         Effective in January 2000, the OTC Bulletin Board ceased reporting quotations on the Common Stock. Trading in the Common Stock is conducted in the over-the-counter market in the so-called "pink sheets".

         Holders:

         On July 28, 2000, there were approximately 500 holders of record of the Common Stock.

         Dividends:

         The Company has never declared or paid cash dividends on its Common Stock. The Board of Directors currently intends to retain future earnings to support its business and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company is prohibited from paying dividends under the terms of its indebtedness for borrowed money.

         Recent Sales of Unregistered Securities:

         In connection with a Purchase Agreement dated July 29, 1997, on August 6, 1998, the Company issued $416,667 of its Class A Debentures (convertible into Common Stock at a conversion price of $0.41666667 per share, subject to adjustment in certain circumstances), Common Stock Purchase Warrants, Series G (the "Series G Warrants") to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.50 per share subject to adjustment in certain circumstances, Common Stock Purchase Warrants, Series H (the "Series H Warrants") to purchase an aggregate of 166,666 shares of Common Stock at an exercise price of $.60 per share subject to adjustment in certain circumstances and Common Stock Purchase Warrants , Series I (the "Series I Warrants") to purchase an aggregate of 83,333 shares of Common Stock at an exercise price of $1.125 per share subject to adjustment in certain circumstances to private investors. The Class A Debentures, the Series G Warrants, the Series H Warrants, the Series I Warrants or the shares of Common Stock issuable upon the conversion of the Class A Debentures and the exercise of the Series G Warrants, the Series H Warrants or the Series I Warrants were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act. There were no underwriters for this issuance. All the Class A Debentures were converted in connection with and prior to the Closing of the transaction with L-3 (certain of those holders party to the Stockholders Agreement converted their Class A Debentures at an amended conversion price of $0.3451 per share). All the Series G Warrants, the Series H Warrants and the Series I Warrants were exchanged in an exchange offer by the Company in connection with and prior to the Closing of the transaction with L-3. See "Description of Business--Recent Events" in Item 1 of Part I of this Annual Report On Form 10-KSB.

         Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Charles S. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Class C Debenture Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Class C Debenture Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C Debentures for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock

Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Class C Debenture Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are non-callable and were convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances. The Class C Debentures or the shares of Common Stock issuable upon the conversion of the Class C Debentures were not registered under the Securities Act in reliance upon the exemption provided by
Section 4(2) of the Securities Act. There were no underwriters for this issuance. All the Class C Debentures were converted in connection with and prior to the Closing of the transaction with L-3.

         At various times between July 1, 1998 and June 30, 1999, the Company granted stock options to certain directors and employees covering an aggregate of 420,000 shares of Common Stock. These grants were exempt from registration pursuant to Securities Act Release No. 33-6188 (February 1, 1980). No underwriter was involved in these grants. Each option grant was based on the fair market value of the Common Stock on the date of grant, expire between one to ten years and have an exercise price between $0.52 to $0.55 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Unless otherwise indicated, all references to the Company in the Management's Discussion and Analysis or Plan of Operation include mmTech and all references to LogiMetrics mean the Company excluding mmTech.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

         Revenues. For the fiscal year ended June 30, 1999, net revenues increased by $2.9 million, or 32.6%, to $11.8 million from $8.9 million for the fiscal year ended June 30, 1998, primarily due to increases in sales of traveling wave tube amplifiers, the Company's traditional products. As described in Note 11 to the accompanying consolidated financial statements, during the quarter ended December 31, 1997, the Company recognized approximately $3.0 million in revenue from the sale of PMP equipment to CT&T and certain of its affiliates.

         Gross Profit. For the fiscal year ended June 30, 1999, gross profit increased by $1.4 million to $3.1 million from $1.7 million for the fiscal year ended June 30, 1998. As a percentage of net revenues, gross profit increased to 26.2% for the 1999 fiscal year from 19.7% for the 1998 fiscal year. The increase in gross profit percentage was primarily attributable to a favorable shift in product mix.

         Selling, General and Administrative. For the fiscal year ended June 30, 1999, selling, general and administrative expenses increased by $0.2 million, or 2.6%, to $5.4 million from $5.2 million for the fiscal year ended June 30, 1998. Selling, general and administrative expenses increased during fiscal 1999 primarily as a result of increased amortization costs associated with the issuance of the Company's Class C Debentures, increased staffing expenses resulting from increased orders for its PMP equipment and increased commissions based on higher sales levels. The increase in these expenses was offset in part by a decrease in professional fees.

         Research and Development. For the fiscal year ended June 30, 1999, research and development expenses increased by $0.8 million, or 135.1%, to $1.4 million from $0.6 million for the fiscal year ended June 30, 1998. The increase was due primarily to a shift in personnel from production to design and development activities. Research and development expenses for the fiscal year ended June 30, 1999 related to both new product development as well as enhancements of the Company's existing PMP product line.

         Interest Expense. For the fiscal year ended June 30, 1999, interest expense increased by $0.6 million, or 61.2%, to $1.7 million from $1.1 million for the fiscal year ended June 30, 1998. Interest expense increased primarily as a result of increased borrowings used to finance the Company's working capital requirements.

         Income Taxes. In the fiscal year ended June 30, 1999, the Company had an income tax benefit of $19,000, compared to an income tax benefit of $0.4 million for the fiscal year ended June 30, 1998. LogiMetrics and mmTech currently file separate federal and state income tax returns. The tax benefit recorded in 1999 relates to pre-tax losses generated by mmTech.

         Net Loss. For the reasons discussed above, the Company recorded a net loss of $5.4 million for the fiscal year ended June 30, 1999, compared to a net loss of $4.8 million for the fiscal year ended June 30, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash of $0.4 million. As of such date, the Company had total current assets of $3.5 million and total current liabilities of $6.7 million.

         Net cash used in operating activities was $1.8 million for the 1999 fiscal year, compared to $3.6 million in fiscal 1998. Net cash used in operating activities during fiscal 1999 resulted primarily from the Company's net loss of $5.4 million, offset in part by a decrease in inventories and an increase in accrued interest expense. Net cash used in operating activities during fiscal 1998 resulted primarily from the Company's net loss of $4.8 million, offset in part by decreases in costs and estimated earnings in excess of billings on uncompleted contracts.

         Net cash used in investing activities was $0.5 million for the 1999 fiscal year and $0.1 million for the 1998 fiscal year. Net cash used in investing activities in each fiscal year resulted from the purchase of equipment to support the Company's operations.

         Net cash provided by financing activities was $2.3 million for the 1999 fiscal year and $3.7 million for the 1998 fiscal year. Net cash provided by financing activities during both fiscal 1999 and 1998 resulted primarily from the proceeds of debt and warrant issuances by the Company, offset in part by the repayment of outstanding indebtedness.

         From July 1, 1997 to June 30, 1999, the Company raised $6.4 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow from operations to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives and may have to curtail its marketing, development or operations.

         In addition to the sale of securities described above, in December 1997, the Company sold without recourse a note receivable to an unrelated party in the face amount of $2.6 million for $2.4 million. The proceeds of the note sale were used for working capital purposes.

         At June 30, 1999, the Company was a party to a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable exist. At June 30, 1999, the Company had $0.3 million available under the Revolver. Outstanding amounts under the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1999, the Bank's prime rate was 8.0%. At June 30, 1999, the Company was in violation of two covenants contained in the Revolver that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1999 by September 30, 1999 (the "Reporting Requirement Covenant"). As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Revolver. Pursuant to the terms of the Consent Letter (as defined below), the Revolver matured on June 30, 2000. The Company is seeking an extension of the Revolver from the Bank. No assurance can be given that the Revolver will be extended or as to the terms of any such extension.

         In addition to the Revolver, at June 30, 1999, the Company had issued and outstanding $4.7 million of its Class A Debentures, $2.0 million of its Class B Debentures and $2.7 million of its Class C Debentures. The Class A Debentures and the Class B Debentures contained financial covenants identical to those contained in the Revolver. Accordingly, at June 30, 1999, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Revolver. As of June 30, 1999, the holders of the Class A Debentures and the Class B Debentures had waived compliance with the Net Income Covenant and Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 1999, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See "Description of Business -- Compliance With
Section 16(a) of the Exchange Act" of Item 1 of Part I of this Annual Report on Form 10-KSB and "Market For Common Equity and Related Stockholder
Matters -- Recent Sales of Unregistered Securities" of Item 5 of Part II of this Annual Report on Form 10-KSB, for a discussion on the conversion of such indebtedness in connection with and prior to the closing of the Transaction with L-3.

         Subsequent to June 30, 1999, the Company continued to incur indebtedness as necessary to fund its working capital needs. As described under
Item 1. Description of Business - Recent Developments, pursuant to the terms of the Signal Letter of Intent, Signal loaned $2,000,000 and certain existing investors in the Company also loaned the Company

$1,000,000 for working capital and other purposes.

         The Company and Signal also entered into the Management Agreement pursuant to which, Signal, through its Keltec division, assumed the management and operation of the Company's New York Business and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of the New York Business.

         In connection with the proposed acquisition of the Company by Signal, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the transactions contemplated by the Signal Letter of Intent and agreed to waive any defaults under the Revolver resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Revolver to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Revolver, (iii) to pay all past due amounts outstanding under the Revolver, and to pay the Bank certain additional fees specified in the Consent Letter, and
(iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. Pursuant to the terms of the Consent Letter, the Revolver matured on June 30, 2000. The Company is seeking an extension of the Revolver from the Bank. No assurance can be given that the Revolver will be extended or as to the terms of any such extension.

         As described under Item 1. Description of Business - Recent Events, the Signal Letter of Intent was terminated in connection with the Transaction and the Signal Loan and the Investor Loans were repaid with a portion of the proceeds of the Transaction. Pursuant to the Management Agreement, Signal has advised the Company that it has exercised its right to return the New York Business to the Company. Under the Management Agreement, the Company is required to reimburse Signal for certain expenses incurred by it in connection with its operation of the New York Business. The Company and Signal are discussing the status of the New York Business and any amounts that may be payable to Signal in respect of its operation thereof.

         In connection with and prior to the Closing, the holders of the Convertible Debt converted such indebtedness into an aggregate of 30,612,420 shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A Preferred Stock converted the Series A Preferred Stock into an aggregate of 2,358,500 shares of Common Stock. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12,301,802 shares of Common Stock. See
Item 1. Description of Business - Recent Events.


NET OPERATING LOSS CARRY FORWARD

         LogiMetrics and mmTech currently file separate federal and state income tax returns. As of June 30, 1999, LogiMetrics had net operating loss carry-forwards of $11.2 million available to be used to offset future income. Such loss carry-forwards expire between 2011 and 2014.

INFLATION

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and became effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during fiscal 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The Company does not believe this accounting pronouncement will have a material effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses and cash constraints; the Company's failure to generate sufficient cash flow from operations to meet its working capital needs; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Certain of these factors are described under Item
1. Description of Business - Risk Factors. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7.  FINANCIAL STATEMENTS

                                                                        Page
Independent Auditors' Report                                             27

Consolidated Balance Sheet - June 30, 1999                               28

Consolidated Statements of Operations
  Years ended June 30, 1999 and 1998                                     29

Consolidated Statements of Stockholders' Deficiency
  Years ended June 30, 1999 and 1998                                     30

Consolidated Statements of Cash Flows
  Years ended June 30, 1999 and 1998                                     32

Notes to Financial Statements                                            33



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiaries
Bohemia, New York

         We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiaries (the "Company") as of June 30, 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Jericho, New York
May 4, 2000 (August 1, 2000 as to Note 16)

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999


ASSETS

       Current Assets
            Cash                                                                                          $     400,760
            Accounts receivable, less allowance
                for doubtful accounts of $335,000                                                             1,208,053
            Inventories (Note 2)                                                                              1,852,991
            Prepaid expenses and other current assets                                                            26,659
                                                                                                         --------------
                     Total current assets                                                                     3,488,463

       Equipment and fixtures, net (Note 4)                                                                   1,327,700
       Other assets                                                                                              73,188
                                                                                                         --------------
            TOTAL ASSETS                                                                                  $   4,889,351
                                                                                                         ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

       Current Liabilities
            Accounts payable and other accrued expenses (Note 5)                                          $   4,374,515
            Current portion of long-term debt (Note 6)                                                        2,208,827
            Advance payments                                                                                    121,579
                                                                                                         --------------
                     Total current liabilities                                                                6,704,921

       Long-term debt (Note 6)                                                                               10,356,995
                                                                                                         --------------

            TOTAL LIABILITIES                                                                                17,061,916
                                                                                                         --------------

       Commitments and contingencies (Note 10)

       Stockholders' deficiency (Note 8)
            Preferred Stock:
                Series A, stated value $50,000 per share;
                Authorized, 200 shares; issued and
                Outstanding, 28 shares                                                                          924,525
            Common Stock:
                Par value $.01; authorized,
                100,000,000 shares; issued and
                Outstanding, 28,672,245 shares                                                                  286,723
            Additional paid-in capital                                                                        4,104,014
            Accumulated deficit                                                                            (17,298,377)
            Stock subscriptions receivable (Note 8)                                                           (189,450)
                                                                                                         --------------
            TOTAL STOCKHOLDERS' DEFICIENCY                                                                 (12,172,565)
                                                                                                         --------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' DEFICIENCY                                                                  $   4,889,351
                                                                                                         ==============






                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED JUNE 30,
                                                                            --------------------------------------------
                                                                                  1999                       1998
                                                                            ------------------         -----------------

Revenues (Note 11)                                                               $ 11,760,878               $ 8,872,105
Costs and expenses:
       Cost of revenues                                                             8,685,578                 7,122,954
       Selling, general and
       administrative expenses                                                      5,385,586                 5,248,583
       Research and development                                                     1,384,239                   588,743
                                                                            ------------------         -----------------
Loss from operations                                                              (3,694,525)               (4,088,175)

       Interest expense                                                             1,741,433                 1,080,526
                                                                            ------------------         -----------------
Loss before income taxes                                                          (5,435,958)               (5,168,701)

       Income tax benefit (Note 7)                                                   (19,497)                 (396,867)
                                                                            ------------------         -----------------
Net loss                                                                          (5,416,461)               (4,771,834)
Preferred stock dividends                                                             238,000                   218,575
                                                                            ------------------         -----------------
Net loss attributable
       to common stockholders                                                    $(5,654,461)              $(4,990,409)
                                                                            ==================         =================


Basic and diluted loss per common
       share (Note 9)                                                              $   (0.20)                $   (0.19)
                                                                            ==================         =================

Basic and diluted weighted average number
       of common shares (Note 9)                                                   28,519,663                25,728,703
                                                                            ==================         =================






                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                            CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' DEFICIENCY


                                                           Common    Additional                         Stock
                                          Preferred         Stock       Paid-in    Accumulated  Subscriptions
                                              Stock   (Par Value)       Capital        Deficit     Receivable           Total
                                              -----   ----------        -------        ------      ---------            ------

Balance, July 1, 1997                      $990,564      $223,914    $2,376,447    ($7,110,082)    ($162,950)    ($3,682,107)

Grants of common stock                                      3,272       133,475                                       136,747

Exercise of options                                         2,000        18,000                                        20,000

Issuance of Series G Warrants,
Series H Warrants and Series I Warrants                                 685,832                                       685,832

Sale of common stock                                       12,900       699,612                                       712,512

Exercise of Series A Warrants                               4,000        96,000                                       100,000

Exercise of Series D Warrants                              24,056                                                      24,056

Conversion of preferred stock
        to common stock                    (66,039)         1,887        64,152                                            --

Conversion of subordinated debentures
        to common stock                                    12,000       288,000                                       300,000

Receipt of stock
        subscription payments                                                                           8,500           8,500

Stock subscriptions receivable                                                                       (35,000)        (35,000)

Preferred stock dividends                                             (218,575)                                     (218,575)

Net loss and comprehensive loss                 --             --           --      (4,771,834)           --      (4,771,834)
                                           --------      --------    ----------   -------------    ----------   -------------

Balance, June 30, 1998                     $924,525      $284,029    $4,142,943   ($11,881,916)    ($189,450)    ($6,719,869)

Grants of common stock                                      2,094       101,338                                       103,432

Exercise of Series A Warrants                                 600        14,400                                        15,000

Issuance of Series G Warrants,
Series H Warrants and Series I                                           83,333                                        83,333

Preferred stock dividends                                             (238,000)                                     (238,000)

Net loss and comprehensive loss                 --             --            --     (5,416,461)           --      (5,416,461)
                                           --------      --------    ----------   -------------    ----------   -------------

Balance, June 30, 1999                     $924,525      $286,723    $4,104,014   ($17,298,377)    ($189,450)   ($12,172,565)
                                           ========      ========    ==========   =============    ==========   =============






                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                           CONSOLIDATED STATEMENTS OF
                      STOCKHOLDERS' DEFICIENCY (CONTINUED)


                                                                               Preferred
                                                                                   Stock     Common Stock
                                                                                   -----     ------------

                    Shares Outstanding
                    ------------------

                    Balance at July 1, 1997                                           30       22,391,434

                    Grants of common stock                                            --          327,191

                    Exercise of options                                               --          200,000

                    Sale of common stock                                              --        1,290,000

                    Exercise of Series A Warrants                                     --          400,000

                    Exercise of Series D Warrants                                     --        2,405,670

                    Conversion of preferred stock to
                          common stock                                               (2)          188,680

                    Conversion of subordinated debentures to
                          common stock                                                --        1,200,000
                                                                                     ---       ----------

                    Balance at June 30, 1998                                          28       28,402,975

                    Grants of common stock                                            --          209,270

                    Exercise of Series A Warrants                                     --           60,000
                                                                                     ---       ----------

                    Balance at June 30, 1999                                          28       28,672,245
                                                                                     ===       ==========








                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED JUNE 30,
                                                                            ------------------------------------------
                                                                                  1999                    1998
                                                                            -----------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                $ (5,416,461)            $ (4,771,834)
                                                                               -------------            -------------

       Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                             954,769                  458,712
           Allowance for doubtful accounts                                           214,398                  472,568
           Accrued interest expense                                                1,339,329                  620,881
           Stock compensation expense                                                 42,873                  182,201
           Satisfaction of stock subscriptions receivable                                 --                  675,000
           Increase (decrease) in cash from:

                Accounts receivable                                                  239,663                   21,782
                Costs and estimated earnings
                    in excess of billings on
                    Uncompleted contracts                                                 --                  785,013
                Inventories                                                        1,005,917                  490,128
                Customer advances                                                  (495,626)                (508,702)
                Prepaid expenses and other
                    Current assets                                                    16,761                   22,026
                Accounts payable and accrued expenses                                321,340               (1,607,729)
                Other assets/liabilities                                             (56,333)                (394,976)

                    Total adjustments                                              3,583,091                1,216,904
                                                                                ------------               ----------

       Net cash used in operating activities                                     (1,833,370)               (3,554,930)
                                                                                ------------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of equipment and fixtures
                                                                                   (478,750)                (103,151)
                                                                                   ---------                ---------

       Net cash used in investing activities
                                                                                   (478,750)                (103,151)
                                                                                   ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from debt issuance                                                 2,416,667                3,166,668
       Proceeds from warrant issuance                                                 83,333                  650,832
       Proceeds from sale of stock                                                        --                   37,511
       Loans from stockholders                                                       387,346                   32,312
       Repayment of loans from stockholders                                        (152,678)                (210,000)
       Proceeds from exercise of options and warrants                                 15,000                  144,056
       Decrease in stock subscriptions receivable                                         --                    8,500
       Repayment of debt                                                            (469,038)                (107,875)

       Net cash provided by financing activities                                   2,280,630                3,722,004
                                                                                ------------               ----------

NET (DECREASE) INCREASE IN CASH                                                     (31,490)                   63,923

CASH, beginning of period
                                                                                     432,250                  368,327
                                                                                     -------                  -------

CASH, end of period                                                              $   400,760              $   432,250
                                                                                 ===========              ===========


                 See Notes to Consolidated Financial Statements

                       LOGIMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company") designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 gigahertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

         In addition to the Company's broadband products, at June 30, 1999, the Company designed, manufactured and marketed a wide range of high power amplifiers, including traveling wave tube amplifiers ("TWTAs"), instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

a.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of LogiMetrics and its wholly owned subsidiaries, mmTech and LogiMetrics FSC, Inc. All intercompany balances and transactions have been eliminated.

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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

g.       Long-Lived Assets

         The Company reviews its long-lived assets, including equipment and fixtures, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the related assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

h.       Fair Value of Financial Instruments

         At June 30, 1999, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

i.       Comprehensive Income

         The Company's financial statements do not include a statement of comprehensive income because the Company had no items of other comprehensive income other than the net losses for all periods presented.

j.       Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Shareholders Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and became effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during fiscal 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The Company does not believe this accounting pronouncement will have a material effect on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB must now be adopted by the quarter ending
September 30, 2000. The Company is currently evaluating the effect of SAB
No. 101 on its revenue recognition accounting policies and the related impact on its results of operations and financial position.

j.       Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 presentation.

2.       INVENTORIES

         Inventories consist of the following at June 30, 1999:

                  Raw material and components........................$  834,697
                  Work-in-progress................................... 1,018,294
                                                                     ----------
                                                                     $1,852,991
                                                                     ==========

3.       SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

                Cash paid during the period for:

                                                         Year ended June 30,
                                                        1999             1998
                                                        ----             ----
                Interest                              $247,658       $570,820
                Income taxes                          $-0-           $ -0-

              Non-cash investing and financing activities during the period for:

                                                        Year ended June 30,
                                                        1999             1998
                                                        ----             ----
                Machinery and equipment
                  purchased under capital lease        $723,796          $-0-

                Conversion of subordinated
                  indebtedness to common stock         $-0-              $300,000

                Preferred stock dividends              $238,000          $218,575

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       EQUIPMENT AND FIXTURES

         Equipment and fixtures, at cost, are summarized as follows at June 30, 1999:


                 Machinery and equipment ................................ $3,403,372
                 Furniture and fixtures .................................    168,893
                 Leasehold improvements .................................    337,786
                                                                          ----------
                                                                           3,910,051
                 Less: accumulated depreciation and amortization......... (2,582,351)
                                                                          ----------
                                                                          $1,327,700
                                                                          ==========



         Depreciation expense totaled $273,561 and $174,085 for the fiscal years ended June 30, 1999 and 1998, respectively.

5.       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

         Accounts payable and other accrued expenses consists of the following at June 30, 1999:

                  Accounts payable.................................... $2,447,636
                  Preferred stock dividends payable...................    747,945
                  Accrued professional fees...........................    287,990
                  Other accrued expenses..............................    890,944
                                                                       ----------
                                                                       $4,374,515
                                                                       ==========


6.       LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 1999:


          Notes payable to Bank .................        $  1,940,962
          Class A Debentures ....................           4,724,473
          Class B Debentures ....................           2,036,167
                Less:  Discount at issuance .....            (457,628)
                Plus:  Amortization of discount .             450,482
          Class C Debentures ....................           2,666,667
                  Less:  Discount at issuance ...            (666,667)
                  Plus:  Amortization of discount             489,340
          Notes payable - officers (Note 14) ....             719,340
          Capital lease obligations .............             662,686
                                                         ------------
                                                           12,565,822
          Less:  current portion ................           2,208,827
                                                         ------------
                                                         $ 10,356,995
                                                         ============



NORTH FORK BANK CREDIT FACILITIES

         On December 31, 1998, the Restated and Amended Term Loan Note, dated as of April 25, 1997, was repaid in accordance with its terms.

         At June 30, 1999 the Company was a party to a Modified Revolving Credit Note, dated as of April 30, 1998, pursuant to which North Fork Bank (the "Bank") had provided the Company with a revolving credit facility (the "Revolver") maturing on July 1, 1999. Pursuant to the terms of the Revolver, the Company was entitled to draw up to $2.2 million assuming sufficient eligible inventory and accounts receivable exist. At June 30, 1999, the Company had $0.3 million available under the Revolver. Outstanding amounts under the Revolver bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 1999, the Bank's prime rate was 8.0%. At June 30, 1999, the Company was in violation of two covenants contained in the Revolver that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1999 by September 30, 1999 (the "Reporting Requirement Covenant"). As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.94 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

default or from exercising any remedies under the Revolver. See Note 16.

SENIOR DEBENTURES

         In connection with a Purchase Agreement dated July 29, 1997, on August 6, 1998, the Company issued $416,667 of its Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), Common Stock Purchase Warrants, Series G (the "Series G Warrants") to purchase an aggregate of 1,000,000 shares of Common Stock, Common Stock Purchase Warrants, Series H (the "Series H Warrants") to purchase an aggregate of 166,666 shares of Common Stock and Common Stock Purchase Warrants, Series I (the "Series I Warrants") to purchase an aggregate of 83,333 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") to private investors.

         Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Charles S. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "Class C Debenture Purchase Agreement"), among the Company and the purchasers party thereto (including the Investors). Pursuant to the Class C Debenture Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures") for an aggregate purchase price of $2.0 million. As required by the Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the Class C Debenture Purchase Agreement for a cash purchase price of $500,000. The Class C Debentures are non-callable and were convertible into shares of Common Stock at a conversion price of $0.31 per share, subject to adjustment in certain circumstances. All of the Class A Debentures and the Class C Debentures were converted into shares of the Company's Common Stock subsequent to June 30, 1999. See Note 16.

         In addition to the Revolver, at June 30, 1999, the Company had issued and outstanding $4.7 million of its Class A Debentures, $2.0 million of its Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures"), and $2.7 million of its Class C Debentures. The Class A Debentures and the Class B Debentures contained financial covenants identical to those contained in the Revolver. Accordingly, at June 30, 1999, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Revolver. As of June 30, 1999, the holders of the Senior Subordinated Indebtedness had waived compliance with the Net Income Covenant and the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 1999, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. All of the Class B Debentures were converted into shares of the Company's Common Stock subsequent to June 30, 1999. See Note 16.

      At June 30, 1999, principal payments due on all long-term debt consist of the following:

      Fiscal year ending June 30, 2000         $ 2,208,827
      Fiscal year ending June 30, 2001          10,382,019
      Fiscal year ending June 30, 2002             154,051
      Fiscal year ending June 30, 2003               5,398
                                              ------------
                                              $ 12,750,295
                                              ============


See Note 16.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       INCOME TAXES

         The provision for (benefit from) income taxes consists of the following:

           Year Ended June 30, 1999                                         Federal            State            Total
                                                                            -------            -----            -----
                  Current                                               $        --       $ (19,497)     $   (19,497)
                  Deferred                                                1,651,000          381,000        2,032,000
                  Valuation allowance                                   (1,651,000)        (381,000)      (2,032,000)
                                                                        -----------       ----------     ------------
                                                                        $        --       $ (19,497)     $   (19,497)
                                                                        ===========       ==========     ============
           Year Ended June 30, 1998                                         Federal            State            Total
                                                                            -------            -----            -----
                  Current                                               $ (304,064)       $ (92,803)     $  (396,867)
                  Deferred                                                1,184,000          273,000        1,457,000
                  Valuation allowance                                   (1,184,000)         (273,000)      (1,457,000)
                                                                        -----------       ----------     ------------
                                                                        $ (304,064)       $ (92,803)     $  (396,867)
                                                                        ===========       ==========     ============

         The following is a summary of deferred tax assets as of June 30, 1999:

     Current Deferred Taxes:
                  Inventory                                            $    642,726
                  Accounts receivable                                       150,624
                  Accrued expenses                                          160,101
                                                                            -------
                                                                            953,451
                                                                            -------

     Non-Current Deferred Taxes:
                  Depreciation                                               16,036
                  NOL carry-forward                                       4,638,593
                                                                          ---------
                  Total non-current                                       4,654,629
                                                                          ---------
           Total deferred tax assets                                      5,608,080
           Valuation allowance                                           (5,608,080)
                                                                        -----------
           Net deferred tax assets                                      $        --
                                                                        ===========

     The increase in the valuation allowance is primarily related to an increase in net operating loss carry-forwards.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                       % of Pretax Earnings
                                                       Years Ended June 30,
                                                       1999            1998
                                                       ----            ----
                 Federal statutory tax rate            (34.0)%       (34.0)%
                 Permanent difference                    --            4.0
                 Net operating loss not producing
                    a current tax benefit               34.0          20.3
                 Federal and state taxes
                    related to the earnings
                    of mmTech:
                 State                                    --            --
                 Federal                                  --            --
                 Other                                  (0.4)          2.1
                                                        -----        ------
                 Final provision                        (0.4)%        (7.6)%
                                                        ======       ======

8.       STOCKHOLDERS' DEFICIENCY

a.       Common and Preferred Stock

         At June 30, 1999, the Company had outstanding 28,672,245 shares of Common Stock and 28 shares of its Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Preferred Stock"). In addition, as of June 30, 1999, the Company had 46,067,947 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date.

         Dividends on the Preferred Stock are payable quarterly. With respect to all the dividend payments due, the Board of Directors has elected to defer payment. Pursuant to the terms of the Preferred Stock, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the conversion of the Preferred Stock. The Company has not yet effected such registration.

         The accumulated amount of dividends due on the Preferred Stock as of June 30, 1999 is $748,000. As a result of the Company's failure to effect the registration rights of the holders of the Preferred Stock, the dividend rate on the Preferred Stock increased to 17% per annum effective March 4, 1997. Until the Company complies with its registration obligations, the dividend rate will remain at 17% per annum. All of the Preferred Stock was converted in shares of the Company's Common Stock subsequent to June 30, 1999. See Note 16.

b.       Stock Options

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees," the Company's net loss attributable to common stockholders and net loss per share would have increased to the pro forma amounts indicated below:

                                                                     1999                           1998
                                                                     ----                           ----
                                                                    As             Pro              As            Pro
                                                              Reported           Forma        Reported          Forma
                                                              --------           -----        --------          -----
Net loss attributable to
       common stockholders                                $(5,654,461)    $(5,976,478)    $(4,990,409)   $(5,226,588)
Net loss per share                                           $  (0.20)       $  (0.21)       $  (0.19)      $  (0.20)

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. The weighted average fair value of options granted using the Black-Scholes option pricing model during fiscal 1999 and 1998 was $0.33 and $0.27 per share, respectively.

                                                1999       1998
                                                ----       ----
Dividend yield                                     0%         0%
Expected volatility                             45.8%      46.1%
Risk-free interest rate                          5.2%       5.6%
Expected option lives, in years                   9.4        8.7

         In May 1997, the Company adopted the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") which authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). A total of 7,500,000 shares of Common Stock are reserved for issuance in connection with the Stock Compensation Program, of which up to 7,350,000 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan. See Note 16.

         In the event that an option or award granted under the Stock Compensation Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Stock Compensation Program.

         A summary of the status of the Stock Compensation Program at June 30, 1999 and June 30, 1998 is presented below:

                                                          1999                                       1998
                                                          ----                                       ----
                                                                       Weighted                                     Weighted
                                                          Weighted      Average                       Weighted       Average
                                              Shares       Average    Remaining           Shares       Average     Remaining
                                          Underlying      Exercise  Contractual       Underlying      Exercise   Contractual
                                             Options         Price         Life          Options         Price          Life
                                        -------------------------------------------------------------------------------------
Outstanding at beginning of year           2,766,800       $  0.55      8 Years        2,798,800       $  0.55       9 Years
Granted                                      420,000       $  0.53     10 Years          320,000          0.56      10 Years
Exercised                                         --            --           --               --            --            --
Forfeited                                    210,800       $  0.55      8 Years          352,000          0.55       9 Years
                                           ---------                                     -------
Outstanding at end of year                 2,976,000       $  0.55                     2,766,800       $  0.55
                                           =========                                   =========
Exercisable at end of year                 2,580,600       $  0.55      8 Years        1,857,266       $  0.55       9 Years
                                           =========                                   =========

c.       Warrants

          As of June 30, 1999, the Company had outstanding several series of warrants. The fair value of each warrant was estimated on the date of issuance using the Black-Scholes option pricing model. The significant assumptions used to value each warrant and the resulting fair value are set forth below.

         The Common Stock Purchase Warrants, Series A (as amended, the "Series A Warrants") were issued in July 1995 in connection with the issuance of the Company's Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and as of June 30, 1999 were exercisable for an aggregate of 140,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series A Warrants expire on July 15, 2002. The significant assumptions used to value the Series A Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series A Warrants of $0.10. These assumptions resulted in an aggregate fair value of $12,000 for the Series A Warrants.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Common Stock Purchase Warrants, Series B (as amended, the "Series B Warrants") were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 1999 were exercisable for an aggregate of 1,500,000 shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series B Warrants expire on July 15, 2002. The significant assumptions used to value the Series B Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series B Warrants of $0.10. These assumptions resulted in an aggregate fair value of $30,000 for the Series B Warrants. The Company recorded compensation expense of $30,000 upon the issuance of the Series B Warrants.

         The Common Stock Purchase Warrants, Series C (the "Series C Warrants") were issued in March 1996 in connection with the issuance of the Class B Debentures and as of June 30, 1999 were exercisable for an aggregate of 2,542,380 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series C Warrants expire on March 7, 2003. The significant assumptions used to value the Series C Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series C Warrants of $0.20. These assumptions resulted in an aggregate fair value of $457,628 for the Series C Warrants.

         The Common Stock Purchase Warrants, Series D (the "Series D Warrants") were issued in March 1996 in connection with the issuance of the Preferred Stock and as of June 30, 1999 were exercisable for an aggregate of 141,510 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series D Warrants expire on March 7, 2003. The significant assumptions used to value the Series D Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series D Warrants of $0.20. These assumptions resulted in an aggregate fair value of $509,436 for the Series D Warrants.

         The Common Stock Purchase Warrants, Series E (the "Series E Warrants") were issued in March 1996 in connection with a consulting agreement and as of June 30, 1999 were exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.40 per share (subject to adjustment in certain circumstances). The Series E Warrants expire on March 7, 2003. The significant assumptions used to value the Series E Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series E Warrants of $0.10. These assumptions resulted in an aggregate fair value of $10,000 for the Series E Warrants. The Company recorded compensation expense of $10,000 upon the issuance of the Series E Warrants.

         The Common Stock Purchase Warrants, Series F (the "Series F Warrants") were issued in May 1996 to certain directors, officers and other related parties as compensation for services performed and as of June 30, 1999 were exercisable for an aggregate of 667,040 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series F Warrants expire on March 7, 2003. The significant assumptions used to value the Series F Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series F Warrants of $0.10. These assumptions resulted in an aggregate fair value of $6,670 for the Series F Warrants. The Company recorded compensation expense of $6,670 upon the issuance of the Series F Warrants.

         Series G Warrants were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 1999 were exercisable for an aggregate of 9,350,000 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series G Warrants expire on July 29, 2004.

         Series H Warrants were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 1999 were exercisable for an aggregate of 1,433,333 shares of Common Stock at an exercise price of $.60 per share (subject to adjustment in certain circumstances). The Series H Warrants expire on July 29, 2004.

         Series I Warrants were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 1999 were exercisable for an aggregate of 716,667 shares of Common Stock at an exercise price of $1.125 per share (subject to adjustment in certain circumstances). The Series I Warrants expire on July 29, 2004.

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

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Common Stock Purchase Warrants, Series J (as amended, the "Series J Warrants") were issued in October 1998 in connection with the renewal and extension of the Company's Revolver with the Bank and as of June 30, 1999 were exercisable for an aggregate of 100,000 shares of Common Stock at an exercise price of $0.55 per share (subject to adjustment in certain circumstances). The Series J Warrants expired on July 1, 1999. The fair value of the Series J Warrants was estimated using the Black-Scholes option pricing model. The significant assumptions used to value the Series J Warrants included a risk free rate of 6.48%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series J Warrants of $0.3125. These assumptions resulted in an aggregate fair value of $0 for the Series J Warrants, therefore, no compensation expense has been recorded. See Note 16.

         The Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, Series F Warrants, Series G Warrants, Series H Warrants and Series I Warrants are referred to herein collectively as the "Warrants". Pursuant to the terms of the Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the exercise of the Warrants. The Company has not yet effected such registration. See Note 16.

d.       Stock Subscriptions Receivable

         As of June 30, 1999, two former officers of the Company owed the Company $97,850 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. Also, as of June 30, 1999, an entity controlled by a director of the Company owed the Company $35,000 for Series G Warrants purchased from the Company. By agreement, such amount is payable upon the occurrence of certain events, including the disposition of the Series G Warrants.

e.       Registration Rights

         Under the terms of the Class A Debentures, the Class B Debentures, the Preferred Stock, the Warrants, and the options granted to a former officer of the Company, the Company was obligated to effect the respective holders' registration rights within 90 days after issuance. Certain of these registration rights were waived subsequent to June 30, 1999. See Note 16.

9.       LOSS PER SHARE

         The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the years presented. The loss per share calculations for 1999 and 1998 do not give effect to common stock equivalents because they would have an antidilutive effect.

10.      COMMITMENTS AND CONTINGENCIES

a.       Lease Agreements

         The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 1999 were as follows:

Fiscal year ending June 30, 2000          $ 440,250
Fiscal year ending June 30, 2001            359,917
Fiscal year ending June 30, 2002            387,537
Fiscal year ending June 30, 2003            385,255
Fiscal year ending June 30, 2004            265,443
Thereafter                                    2,817

         Rent expense for the fiscal years ended June 30, 1999 and 1998 approximated $308,000 and $175,000, respectively.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.       Employment Agreements

         In connection with the merger with mmTech in April 1997, the Company entered into five-year employment agreements with two officers of the Company, pursuant to which those officers were entitled to receive aggregate base compensation of $350,000 during fiscal year 1999. The agreements provide for periodic increases at the discretion of the Company's Board of Directors. The agreements also provide for certain life insurance and severance benefits. These agreements were superseded subsequent to June 30, 1999. See Note 16.

c.       Legal Proceedings

         From time to time, the Company is subject to routine claims incidental to the operation of its business. In addition, as a result of the Company's lack of cash resources, from time to time the Company has been subject to claims from its creditors for non-payment of outstanding invoices.

         In addition to such claims, in January 2000, SpeedUSNY.com, L.P. ("Speed USNY") filed an action against the Company in the New Jersey Superior Court for Monmouth County, captioned Speed USNY.com, L.P. v. LogiMetrics, Inc. (Docket No. L-537-00). In this action, Speed USNY, the successor to CellularVision of New York, L.P. ("CVNY"), asserts claims against the Company for fraudulent inducement, breach of contract and breach of warranty in connection with the sale of certain equipment and seeks money damages in excess of $5 million. The Company believes Speed USNY's claims are without merit and that the Company has meritorious defenses and/or counterclaims against Speed USNY. The Company intends to contest this action vigorously. Although there is inherent uncertainty in the outcome of litigation, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.


11.      REVENUE RECOGNITION

         In December 1997, CVNY entered into a letter agreement with the Company pursuant to which CVNY agreed to pay on behalf of CellularVision Technology & Telecommunications, L.P. ("CT&T") approximately $3.0 million of the amounts owed by CT&T. Under the terms of the letter agreement, CVNY paid $350,000 to the Company, and delivered to the Company a secured promissory note in the principal amount of approximately $2.6 million (the "CVNY Note"). The debt assumed by CVNY related to equipment, substantially all of which had been ordered by CT&T and CVNY in prior periods, and which was being held at the Company's premises at CVNY's request. In addition, CVNY had assumed ownership rights and risk of loss. CVNY had committed to accept delivery of all such equipment by June 30, 1998. As of December 28, 1997, CVNY had paid $49,500 pursuant to the CVNY Note. On December 31, 1997, the Company sold the CVNY Note without recourse to an unrelated party for approximately $2.4 million. The Company recorded approximately $3.0 million of sales during the fiscal quarter ended December 31, 1997 related to these transactions.

12.      MAJOR CUSTOMERS

         One customer accounted for 31% of revenues for the year ended June 30, 1999. Another customer accounted for 43% of revenues for the year ended June 30, 1998.

         Sales to foreign customers by geographic location, as a percentage of net revenues, were as follows:

                    Years ended June 30,              1999               1998
                    --------------------              ----               ----
                    Asia                               10%                 7%
                    Canada                             32                  5
                    Europe                              4                  4
                                                       ---                ---
                                                       46%                16%
                                                       ===                ===

13.      PENSION PLAN

         The Company had two separate defined contribution plans covering eligible full-time employees as of June 30, 1999. Participation in each plan is voluntary and participants may contribute up to 15% of their compensation, subject to federal limitations. The Company, at its discretion, can make matching contributions to the LogiMetrics, Inc. Employees 401(k) Savings Plan (the "LogiMetrics Plan"). For the years ended June 30, 1999 and 1998, the Company has made no matching contribution to the LogiMetrics Plan. The mmTech, Inc. 401(k) Plan and Trust (the "mmTech Plan") provides for a Company match of 5% of participant contributions, and a discretionary amount based on profitability. Discretionary Company contributions are vested ratably over a six-year period. Company contributions for the years ended June 30, 1999 and 1998 totaled $3,825 and $3,154, respectively, under the mmTech Plan. The Company made no discretionary contributions to the mmTech Plan in the fiscal years ended June 30, 1999 and 1998. The LogiMetrics Plan was terminated subsequent to June 30, 1999.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Dr. Frank A. Brand, a director of the Company, and the uncle of Charles S. Brand, the Company's Chairman, had a consulting agreement with the Company, which expired on April 30, 1999. The agreement called for quarterly payments of 36,363 shares of Common Stock. During the fiscal years ended June 30, 1999 and 1998, Dr. Brand was entitled to receive 121,210 shares and 254,542 shares of Common Stock, respectively, with an aggregate value of $42,873 for fiscal 1999 and $110,226 for fiscal 1998 for consulting services provided, representing the fair market value of the shares on the dates of issuance. Such amounts were recorded as compensation expense in the accompanying Consolidated Statements of Operations for the fiscal years ended June 30, 1999 and 1998. There was no reduction to the amounts recorded as compensation expense for lack of market liquidity and other discount considerations.

         Kenneth C. Thompson, a former director of the Company, had a consulting agreement with the Company which expired effective November 15, 1999. In connection with the consulting agreement, Mr. Thompson received 108,000 shares of Common Stock, with an aggregate value of $54,000 for consulting services provided, representing the fair market value of the shares on the date of issuance. Such amount was recorded as compensation expense in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 1998. In December 1998, Mr. Thompson loaned the Company $25,000 (the "Thompson Loan"). The Thompson Loan was unsecured, bore interest at a weighted average rate of 9.01% per annum and matured on December 31, 1999. On such date, the Thompson Loan was repaid in full.

         In July 1997, Norman M. Phipps, the Company's President and Chief Operating Officer, purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). Also in July 1997, Michael L. Gaffney, an employee of the Company purchased 400,000 shares of Common Stock from the Company for $220,000, or $0.55 per share. In connection with Mr. Gaffney's purchase, $4,000 was paid in cash from the proceeds of a one-time bonus paid to Mr. Gaffney and the remainder was paid in the form of a non-recourse secured promissory note (the "Gaffney Note"). The Phipps Note and the Gaffney Note do not bear interest, have no fixed maturity date, and are each secured by a pledge of the shares of Common Stock purchased by Messrs. Phipps and Gaffney, respectively. The sale of the Class C Debentures as described in Note 7 above resulted in a "Change in Control Event" under the terms of the Phipps Note and the Gaffney Note. The Phipps Note and the Gaffney Note were each satisfied upon the occurrence of such "Change in Control Event." The Company recorded a non-cash charge to account for these transactions in the aggregate amount of $675,000 at June 30, 1998.

         MBF Capital Corporation ("MBF"), an entity controlled by Mark B. Fisher, a director of the Company, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of the Series G Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matured on July 29, 2000 and bore interest (compounded annually) at a rate of 6.07% per annum, which was payable at maturity. The MBF Note was secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note became immediately due and payable upon the closing of the Transaction described in footnote 16 which constituted a Company Sale (as defined in the Stockholders Agreement entered into in connection with the issuance of the Class A Debentures).

         Prior to its acquisition by the Company, Charles S. Brand, the Company's Chairman and Chief Technical Officer, lent certain amounts to mmTechon on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $714,551, and $694,340 was outstanding at June 30, 1999. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum.

         Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $36,474 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $40,990 during the fiscal year ended June 30, 1999 and $268,883 during the fiscal year ended June 30, 1998.

15.      OPERATING SEGMENTS

         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changed the way the Company reports information about its operating segments.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company has two reportable segments: point-to-multipoint ("PMP"), and traveling wave tube amplifiers ("TWTAs"). The Company designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide PMP terrestrial and satellite-based distribution services in frequency bands from 24 GHz to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including LMDS, local loop services and Ka-band satellite communications.

         In addition to the Company's broadband products, at June 30, 1999, the Company designed, manufactured and marketed a wide range of high power amplifiers, including TWTAs, instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units.

         Segment information for the years ended June 30, 1999 and 1998 was as follows:

                                                     PMP             TWTA
                                                Division         Division          Intercompany             Total
                                                --------         --------          ------------             -----
1999

Net sales from external customers            $ 3,854,919      $ 7,905,959            $       --      $ 11,760,878
Operating loss (1)                             2,474,666        1,219,859                               3,694,525
Interest expense                                  89,877        1,651,556                               1,741,433
Total assets                                   2,205,251        5,169,232           (2,485,132)         4,889,351
Capital expenditures                             456,896           21,854                                 478,750
Depreciation and amortization                    168,921          785,848                                 954,769

1998

Net sales from external customers            $ 3,533,418      $ 5,338,687            $       --      $  8,872,105
Operating loss (1)                             1,000,512        3,087,663                               4,088,175
Interest expense                                  35,740        1,044,786                               1,080,526
Total assets                                   1,287,422        4,579,630             (213,182)         5,653,870
Capital expenditures                              60,071           43,080                                 103,151
Depreciation and amortization                     80,416          378,296                                 458,712



(1) Includes depreciation and amortization.

                       LOGIMETRICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.      SUBSEQUENT EVENTS

         As of September 1, 1999, the Company entered into the Replacement Note and the Forebearance Agreement with the Bank. Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Revolver was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Revolver was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Revolver.

         On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Revolver and senior to the Class A Debentures, the Class B Debentures and the Class C Debentures. Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3,000,000 shares of Common Stock owned by him.

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

         In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93,236,794 newly issued shares (the "L-3 Shares") of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"), for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The number of shares of Common Stock issuable to L-3 will be adjusted, if necessary, on the first business day following the 30th day after the Closing so that the L-3 Shares will, following such adjustment, constitute 53.5% of the Company's outstanding Common Stock (determined after giving effect to the dilutive effects of certain contingently issuable securities as specified in the Purchase Agreement).

         Under the Purchase Agreement, L-3 has agreed, subject to the satisfaction of certain conditions, to purchase up to 3,333,333 shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001 (unless L-3 elects to acquire any Additional Shares in its sole discretion prior to January 2, 2001), to the extent the Company requires additional reasonable ongoing working capital to operate its business.

         Pursuant to the terms of the Purchase Agreement, the Company has granted to L-3 an option (the "L-3 Option") to acquire up to 5,555,555 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares.

         In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company (the "Board"), to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with the Qualifying Offering upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. Such services and equipment will be billed, from time to time, at cost to the Company, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales).

         L-3 also has agreed to use its reasonable best efforts (i) until the 60th day after the Closing to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering no later than December 31, 2000, subject to market and economic conditions.

         Pursuant to the Purchase Agreement, the Company has agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.

         Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Common Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of L-3) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by the Existing Holders (as defined below), effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders, (F) amend or modify any of the provisions of the documents relating to the Purchase Agreement, (G) enter into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or
(H) enter into, assume or become bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 has agreed not to sell to a non-affiliated third party more than 53.27% of the L-3 Shares prior to December 31, 2001. The directors appointed by the Existing Holders will have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions will expire upon the earlier of (i) the consummation of a Qualifying Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

         Under the Purchase Agreement, L-3 has the right to cancel (in whole or in part), at L-3's option, its obligation to make any payment in respect of the
Note if, in L-3's reasonable discretion: (i) a breach by the Company of any representation, warranty, covenant or agreement contained in the Purchase Agreement or any other document relating thereto results from or has resulted in a Material Adverse Effect (as defined in the Purchase Agreement) with respect to either (A) the Company, or (B) L-3; or (ii) a Material Adverse Effect (as defined in the Purchase Agreement) has occurred or shall occur with respect to the Company as a result of certain specified litigation claims. If L-3 exercises its right not to pay amounts due under the Note and it is determined by a court of competent jurisdiction in a final, non-appealable judgment or order or by a final, non-appealable arbitration award that L-3 did not in fact have the right to cancel its obligation to make any payment in respect of the Note, then L-3 must pay to the Company the Liability Amount (as defined below), as liquidated damages for loss of a bargain and not a penalty. The payment of the Liability Amount will be the sole and exclusive remedy of the Company in connection with such a breach by L-3 and L-3 will have no other liability to the Company in respect thereof. The term "Liability Amount" is defined in the Purchase Agreement as the portion of the purchase price for the L-3 Shares not paid in cash by L-3 to the Company at such time.

         In addition, pursuant to the terms of the Purchase Agreement, L-3 has the right to cancel (in whole or in part), at L-3's option, its obligation to purchase Additional Shares if, in L-3's reasonable discretion: (i) a breach by the Company of any representation, warranty, covenant or agreement contained in the Purchase Agreement or any other document relating thereto results from or results in a Material Adverse Effect (as defined in the Purchase Agreement) with respect to either (A) the Company, or (B) L-3; or (ii) after the Closing, a Material Adverse Effect has occurred or shall occur with respect to the Company. If L-3 exercises its right not to consummate the purchase of the Additional Shares and it is determined by a court of competent jurisdiction in a final, non-appealable judgment or order or by a final, non-appealable arbitration award that L-3 did not in fact have the right to cancel its obligation to purchase the Additional Shares, then L-3 must pay to the Company the Damage Amount (as defined below), as liquidated damages for loss of a bargain and not a penalty. The payment of the Damage Amount will be the sole and exclusive remedy of the Company in connection with such a breach by L-3 and L-3 will have no other liability to the Company in respect thereof. The term "Damage Amount" is defined in the Purchase Agreement as the portion of the purchase price for the Additional Shares not paid in cash by L-3 to the Company at such time.

         Each of the Company and L-3 has agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including under the Note and in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) shall not exceed in the aggregate $20 million, such $20 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

         Effective as of the Closing, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand and Mark B. Fisher resigned as directors of the Company and Jay B. Langner was appointed as a director of the Company. Pursuant to the terms of the Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"), among the Company, L-3 and the other parties thereto (the "Existing Holders"), upon compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Effective Time"), the number of directors constituting the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue to beneficially own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors the Existing Holders will have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. From and after the Effective Time, L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined).

         Under the terms of the Stockholders Agreement, so long as L-3 remains the owner of at least 25% of the Common Stock (as so determined), L-3 has a right of first offer with respect to the proposed transfer, in one or a series of related transactions, by a Major Selling Stockholder (as defined in the Stockholders Agreement) of (i) 10% or more of the Common Stock Equivalents (as so defined), other than in certain specified market transactions, or (ii) Common Stock Equivalents which to the actual knowledge of the Major Selling Stockholder, together with the holdings of Common Stock Equivalents of the person to which the transfer is to be made, would result in such person owning more than 10% of the Common Stock Equivalents (after giving effect to such transfer).

         Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of certain convertible indebtedness and warrants held by them as described below, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration rights and consented to the Transaction. In addition, the Existing Holders agreed to extend the maturity date of the Bridge Notes to the earlier of
(i) the fifth day following the consummation of a Qualifying Offering and (ii) June 30, 2001, and agreed to waive certain other rights specified in the Stockholders Agreement.

         In addition, pursuant to the terms of the Stockholders Agreement, until compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, the Company agreed to operate its business in the ordinary course and to refrain from taking certain actions without L-3's consent.

         The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Qualifying Offering,

(ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company to persons that are not affiliates of L-3 or the Existing Holders, as the case may be, (iii) the consummation of a qualifying "Company Sale" (as defined in the Stockholders Agreement), and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

         Effective upon the Closing, the following persons were elected to hold the offices set forth opposite their respective names.

           John S. Mega................            Acting President
           Charles S. Brand............            Senior Vice President of Technology and Acting
                                                   General Manager -- New Jersey Operations
           Norman M. Phipps............            Senior Vice President of Administration
           Christopher C. Cambria......            Vice President and Secretary

         In connection with and prior to the Closing, the holders of the Company's outstanding Class A 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") converted such indebtedness into an aggregate of 30,612,420 shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2,358,500 shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12,301,802 shares of Common Stock.

         In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to 355,000,000 shares, consisting of 350,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to this Annual Report on Form 10-KSB.

         The Company, L-3 and the Existing Holders also entered into a Registration Rights Agreement, dated as of July 10, 2000 (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after the earlier to occur of (i) consummation of a Qualifying Offering and (ii) March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

         In addition, if at any time after the earlier of (i) January 2, 2001 and (ii) the consummation of a Qualifying Offering, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1,000,000.

         The Company is not required to prepare and file a registration statement pursuant to a Long-Form Registration for a period of not more than 90 days following receipt by the Company of a request for registration, if (i) the Company in good faith gives written notice within five days after such receipt by the Company of such request that the Company is commencing to prepare a Company-initiated registration statement, and (ii) the Company actively employs in good faith all reasonable efforts to cause such registration statement to become effective.

         If the Company receives a request to effect a Long-Form Registration within 90 days of the date on which a previous registration statement filed pursuant to a Long-Form Registration has become effective, the Company is not required to commence preparation of such Long-Form Registration in accordance with such request until 90 days has elapsed since such effective date.

         If the Company furnishes to the persons requesting registration a certificate signed by the chief executive or chief financial officer of the Company stating that the Company, in good faith, has determined that (i) there exists material non-public information about the Company which the Company has a bona fide business purpose for preserving as confidential, or (ii) is undertaking (or is about to undertake) a proposed acquisition or financing that would significantly impact the pricing of the contemplated public offering, and in each case the Company provides such persons written notice thereof promptly after the Company makes such determination, then the Company has the right to defer the filing or the declaration of effectiveness of a registration statement, for a period of not more than (A) 90 days, in the case of a Long-Form Registration, or (B) 60 days, in the case of a Short-Form Registration, after receipt of the request to register; provided, however, that the Company is not entitled to defer such filing or declaration of effectiveness more than 120 days in any 12-month period.

         The parties to the Registration Rights Agreement also have unlimited "piggy back" rights with respect to any registration effected by the Company for its own account or for the account of another person (other than registrations relating to sales of securities to participants in a Company stock plan or in a transaction covered by Rule 145 promulgated under the Securities Act of 1933, as amended), subject to certain cut-back provisions.

         The Company will be required to bear all expenses incurred in effecting any Long-Form Registration and up to six Short-Form Registrations, including the fees and disbursements of any counsel or accountant retained by the holders of more than fifty percent of the stock being registered, but excluding underwriting discounts and brokerage fees or commissions. In addition, the Company has agreed to indemnify participants in any registration for certain liabilities, including liabilities arising under applicable securities laws, and is obligated to contribute to any damages paid by such participants if such indemnification is unavailable to such participants.

         In connection with the Transaction, the Company entered into new two-year employment agreements with Messrs. Brand and Phipps (the "New Employment Agreements"). Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210,000. The base salary is subject to periodic increases at the discretion of the Board. Under his New Employment Agreement, Mr. Phipps was granted an option to acquire 750,000 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2,000 per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

         Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, Mr. Meckstroth received options to acquire 740,000 shares of Common Stock and Mr. Kruger received options to acquire 400,000 shares of Common Stock.

         In addition, pursuant to the Transaction, options to purchase an aggregate of 12,665,308 shares of Common Stock were granted to L-3, Cramer Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties related to such party). The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

         On July 20, 2000, the Company filed with the Securities and Exchange Commission (the "Commission") an Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Information Statement"). The Information Statement was mailed on July 21, 2000 to all holders of record of the Company at the close of business on July 10, 2000 in connection with the appointment by L-3 of a majority of the members of the Board.
         In connection with the Transaction, the Company terminated its letter of intent (the "Signal Letter of Intent") with Signal Technology Corporation ("Signal") relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2,000,000 to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1,000,000 (the "Investor Loans"). The Signal Loan and the Investor Loans were repaid with a portion of the net proceeds of the Transaction.

         The Company and Signal also had entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. Pursuant to the Management Agreement, Signal has advised the Company that it has exercised its right to return the New York Business to the Company. Under the Management Agreement, the Company is required to reimburse Signal for certain expenses incurred by it in connection with its operation of the New York Business. The Company and Signal are discussing the status of the New York Business and any amounts that may be payable to Signal in respect of its operation thereof.

         In connection with the proposed acquisition of the Company by Signal, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the transactions contemplated by the Signal Letter of Intent and agreed to waive any defaults under the Revolver resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Revolver to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Revolver, (iii) to pay all past due amounts outstanding under the Revolver, and to pay the Bank certain additional fees specified in the Consent Letter, and
(iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. Pursuant to the terms of the Consent Letter, the Revolver matured on June 30, 2000. The Company is seeking an extension of the Revolver from the Bank. No assurance can be given that the Revolver will be extended or as to the terms of any such extension.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of July 28, 2000 regarding the Company's executive officers and directors as of June 30, 1999.

NAME                                    AGE          FORMER POSITION WITH THE COMPANY
----                                    ---          --------------------------------

Charles S. Brand (1)                    60           Chairman of the Board and Chief Technical Officer
Kenneth C. Thompson (2)                 53           Chief Executive Officer and Director
Norman M. Phipps (1)                    40           President, Chief Operating Officer, Interim Chief
                                                     Financial Officer and Director
James R. Meckstroth                     50           Senior Vice President - Operations
Erik S. Kruger                          39           Vice President - Finance and Administration and Secretary
Frank A. Brand (3)(4)                   76           Director
Jean-Francois Carreras (3)(4)           50           Director
Mark B. Fisher (5)                      41           Director
Francisco A. Garcia (6)                 48           Director

     (1) Member of Executive Committee during the fiscal year ended June 30, 1999. Mr. Brand resigned as a director in July, 2000.
     (2) Mr. Thompson resigned as the Company's Chief Executive Officer and as a director in November 1999.
     (3) Member of Audit Committee during the fiscal year ended June 30, 1999. Dr. Brand resigned as a director in July, 2000.
     (4) Member of Compensation Committee during the fiscal year ended June 30, 1999.
     (5) Mr. Fisher resigned as a director in July, 2000.
     (6) Mr. Garcia resigned as a director of the Company in November 1999.

         CHARLES S. BRAND. Prior to the consummation of the Transaction, Mr. Brand served as the Company's Chairman of the Board and Chief Technical Officer since March 1998. From April 1997 to March 1998, Mr. Brand was the Chairman and Chief Executive Officer of the Company. From February 1994 to April 1997, Mr. Brand was the President of mmTech (which subsequently became a wholly owned subsidiary of the Company). Prior to founding mmTech, Mr. Brand was the founder and President of Trontech, Inc., a manufacturer of solid state amplifiers used in military applications and wireless equipment for the cellular and PCS markets, which was subsequently sold in December 1986 to Dynatech Corporation. Mr. Brand has been involved in the development of LMDS systems for over ten years. Mr. Brand is the nephew of Dr. Frank A. Brand.

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

         NORMAN M. PHIPPS. Prior to the consummation of the Transaction, Mr. Phipps served as the President and Chief Operating Officer of the Company since April 1997, and also as interim Chief Financial Officer since March 1998. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of the Company. Mr. Phipps continues to serve as a director of the Company following the consummation of the Transaction and is one of the three Existing Holder Designees. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, L.L.C. (from January 1994 to December
1997) and CP Capital Partners (from January 1991 to December 1993). Mr. Phipps is a director of Avery Communications, Inc., a company primarily involved in the provision of software and services addressing the customer relationship and billing/operational support system needs of telecommunications and Internet service providers.

         JAMES R. MECKSTROTH. Mr. Meckstroth has served as the Company's Senior Vice President -- Operations since December 1998. Mr. Meckstroth acted as a consultant to the Company from July 1998 to December 1998. From August 1997 to July 1998, Mr. Meckstroth served as Senior Vice President -- Global Operations for Glenayre Electronics, Inc. From July 1994 to August 1997, Mr. Meckstroth was Vice President of Engineering for Glenayre's Wireless Messaging Group. From July 1992 to July 1994, Mr. Meckstroth was the Director of Operations/Research and Development at PPG Biomedical Systems

Division.

         ERIK S. KRUGER. Mr. Kruger has served as Vice President -- Finance and Administration of the Company since February 1998 and continues to serve in such capacity following the consummation of the Transaction. Mr. Kruger served as Secretary of the Company from February 1998 until the consummation of the Transaction. From March 1996 to January 1998, Mr. Kruger was the Chief Financial Officer of CellularVision of New York, L.P. From September 1990 to February 1996, Mr. Kruger was employed by Coopers & Lybrand L.L.P., specializing in the telecommunications and entertainment industries. Mr. Kruger is a Certified Public Accountant.

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

         JEAN-FRANCOIS CARRERAS. Mr. Carreras has been a director of the Company since April 1997, and continues to serve in such capacity following the consummation of the Transaction and is one of the three Existing Holder Designees. Since October 1994, Mr. Carreras has been a partner in the Paris law firm of Sokolow, Dunaud, Mercadier and Carreras. From October 1994 to July 1995, Mr. Carreras was also a partner in the law firm of Arent, Fox, Kintner, Plotkin & Kahn. Prior thereto, until October 1994, Mr. Carreras was a partner in the law firm of Coudert Brothers. Mr. Carreras is a French citizen.

         MARK B. FISHER. Mr. Fisher is the President of MBF Capital Corporation, Inc. ("MBF"), a firm that invests in and advises technology driven companies. From 1990 to 1996, Mr. Fisher served as a Principal of Alex. Brown & Sons, Inc.

         FRANCISCO A. GARCIA. Mr. Garcia was a director of the Company from July 1997 to November 1999. Since January 2000, Mr. Garcia has been associated with the investment advisor to Easton Hunt Capital Partners, an investment fund. From January 1999 to December 1999, Mr. Garcia was the Director of Corporate Finance for Cramer Rosenthal McGlynn, LLC, an investment management firm. From 1987 to December 1997, Mr. Garcia served as Chairman of the Board of Neptune Management Company, Inc., a manager of funds and accounts investing in distressed securities, obligations and consumer receivables. From 1991 until December 1998, Mr. Garcia served as President of Nethuns, Inc., a firm engaged in financial advisory, consumer finance and investment activities. Mr. Garcia is a Spanish citizen.

         As indicated above, effective as of the closing of the Transaction, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand, and Mark B. Fisher resigned as directors of the Company, and Jay B. Langner was appointed as a director of the Company. At the Effective Time, the Board was further reconstituted to consist of seven directors, and Frank C. Lanza, Robert V. LaPenta, Christopher C. Cambria, and John S. Mega were appointed as new directors (subject to their consent and acceptance) to fill the vacancies created by the increase in the number of directors (the "L-3 Designees"). After the Effective Time, Norman M. Phipps, Jean-Francois Carreras and Jay B. Langner continued as directors. Certain information regarding Messrs. Langner, Lanza, LaPenta, Cambria and Mega is set forth below. Such information is as of July 28, 2000. Mr. Langner's business address is P.O. Box 355, Great Neck, New York 11022 and the business address of each of the L-3 Designees is c/o L-3 Communications Corporation, 600 Third Avenue, New York, NY 10016.


                                                                       PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
                                                                              MATERIAL POSITIONS HELD DURING
         NAME                                      AGE                             THE PAST FIVE YEARS
         ----                                      ---                             -------------------
Jay B. Langner......................               70     Mr.  Langner  has been the  Honorary  Chairman  of Hudson
                                                          General Corporation (an aviation services company) since
                                                          April 1999. From 1961 to 1999, Mr. Langner served in
                                                          various capacities for Hudson General, including Chairman
                                                          and Chief Executive Officer. Mr. Langner has been the
                                                          Chairman of Montefiore Medical Center since 1986 and is a
                                                          director of the Gregorian University Foundation and a
                                                          trustee of the Orpheus Chamber Orchestra. Mr. Langner also serves as a director of Petroquest Energy, Inc.

                                                                       PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
                                                                        WITH L-3/ MATERIAL POSITIONS HELD DURING
         NAME                                      AGE                             THE PAST FIVE YEARS
         ----                                      ---                             -------------------
Frank C. Lanza......................               68     Chairman and Chief Executive Officer and Director of
                                                          L-3 since April 1997. From April 1996, when Loral was
                                                          acquired by Lockheed Martin, until April 1997, Mr. Lanza
                                                          was Executive Vice President of Lockheed Martin, a member
                                                          of Lockheed Martin's Executive Council and Board of
                                                          Directors and President and Chief Operating Officer of
                                                          Lockheed Martin's command, control, communications and
                                                          intelligence ("C3I") and Systems Integration Sector, which comprised many of the businesses Lockheed Martin acquired
                                                          from Loral. Prior to the April 1996 acquisition of Loral,
                                                          Mr. Lanza was President and Chief Operating Officer of
                                                          Loral, a position he held since 1981.

Robert V. LaPenta...................               54     President and Chief Financial Officer and Director of
                                                          L-3 since April 1997. From April 1996 until April 1997,
                                                          Mr. LaPenta was a Vice President of Lockheed Martin and
                                                          was Vice President and Chief Financial Officer of Lockheed
                                                          Martin's C3I and Systems Integration Sector. Prior to the
                                                          April 1996 acquisition of Loral, he was Loral's Senior
                                                          Vice President and Controller, a position he held since
                                                          1981. Mr. LaPenta is on the Board of Trustees of Iona
                                                          College and The American College of Greece.

Christopher C. Cambria..............               42     Vice President and Secretary and General Counsel of L-3
                                                          since June 1997. From 1994 until joining L-3, Mr. Cambria
                                                          was an associate with Fried, Frank, Harris, Shriver &
                                                          Jacobson. From 1986 until 1993, he was an associate with
                                                          Cravath, Swaine & Moore.

John S. Mega........................               47     Vice President of L-3 and President of L-3's Microwave
                                                          Group since April 1997. From April 1996, when Loral was
                                                          acquired by Lockheed Martin, until April 1997, Mr. Mega
                                                          was a Vice President and Chief Financial Officer of
                                                          Lockheed Martin's Tactical Defense Systems business. Prior to the April 1996 acquisition of Loral, Mr. Mega was a
                                                          Corporate Group Controller for Loral.

         Effective upon the closing of the Transaction, the following persons were elected to hold the offices set forth after their names.


John S. Mega.................................                 Acting President
Charles S. Brand.............................                 Senior Vice President of Technology and Acting
                                                              General Manager -- New Jersey Operations
Norman M. Phipps.............................                 Senior Vice President of Administration
Christopher C. Cambria.......................                 Vice President and Secretary

         Each director serves until the next annual meeting of stockholders or until his successor is duly elected and qualified.

         Pursuant to the terms of the Stockholders Agreement, from and after the Effective Time, the number of directors comprising the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined). The Existing Holders have the right, in their sole discretion, to remove any of the directors appointed by them, with or without cause. L-3 has the right to remove any of the directors appointed by it. The Existing Holders or L-3, as the case may be, will vote their shares to effect such removal at a meeting of the stockholders or pursuant to a written consent.

         The Board directs the management of the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the Board and three standing committees: the Audit Committee, Compensation Committee, and Executive Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. The Company does not have a separate, standing nominating committee; however, the Board performs the functions of such committee.

         The Board held three meetings during fiscal year 1999. In addition to its regularly scheduled meetings, the Board took action on eight occasions by unanimous written consent. Each director attended 75% or more of the aggregate of (i) meetings of the Board held during the period for which he served as a director and (ii) meetings of all committees held during the period for which he served on those committees.

         The three standing committees of the Board are described below:

         Audit Committee. During the fiscal year ended June 30, 1999, the Audit Committee consisted of Dr. Frank Brand, Mr. Jean-Francois Carreras and Francisco
A. Garcia. Mr. Garcia resigned as a director in November 1999. The Audit Committee makes recommendations to the Board of Directors with respect to the independent auditors of the Company's financial statements, reviews the scope of the annual audit and meets periodically with the Company's independent auditors to review their findings and recommendations, reviews quarterly financial information and earnings releases prior to public dissemination, approves major accounting policies and changes thereto and periodically reviews the Company's principal internal accounting controls to assure that the Company maintains an appropriate system of financial control. The Audit Committee did not meet during fiscal 1999.

         Compensation Committee. During the fiscal year ended June 30, 1999, the Compensation Committee consisted of Dr. Frank Brand and Messrs. Carreras and Garcia. The Compensation Committee periodically reviews and determines the amount and form of compensation and benefits payable to the Company's principal executive officers and certain other management personnel. The Compensation Committee also administers certain of the Company's employee benefit plans. The Compensation Committee did not meet during fiscal 1999.

         Executive Committee. During the fiscal year ended June 30, 1999, the Executive Committee consisted of Mr. Charles Brand and Mr. Phipps. The Executive Committee exercises such authority as is delegated to it from time to time by the full Board. The Executive Committee did not meet during fiscal 1999.

         The Company anticipates that the composition of the three standing committees of the Board will change to include one or more of the L-3 Designees.

         The Company currently does not regularly compensate directors for their service to the Company. However, directors are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company.

         Prior to their resignations, Dr. Brand and Mr. Fisher provided certain consulting services to the Company. See "Employment Agreements and Compensation Arrangements."

         Pursuant to the terms of the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program"), each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 20,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or
(ii) June 1. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. See "Stock Compensation Program."

PRIOR AGREEMENTS; PRIOR RIGHT TO DESIGNATE DIRECTORS; CHANGES IN CONTROL

         In July 1997, the Company entered into a purchase agreement (the "1997 Agreement") with a group of institutional investors (the "Investors"), including certain entities affiliated with Mark B. Fisher, a former director of the Company. Pursuant to the terms of the 1997 Agreement, the Company issued and sold to the Investors an aggregate of $3,588,333 in aggregate principal amount of the Company's Class A Debentures and warrants to acquire an aggregate of 11,500,000 shares of Common Stock for a total purchase price of $4,352,500.

         In connection with the transactions contemplated by the 1997 Agreement, the Investors, the Company, and Charles S. Brand entered into a Stockholders Agreement (the "1997 Stockholders Agreement") pursuant to which, among other things, Mr. Brand agreed to certain restrictions on his ability to sell his shares of Common Stock. Pursuant to the terms of the 1997 Stockholders Agreement, the Investors received certain rights to appoint members of the Board. Under the terms of the 1997 Stockholders Agreement, the holders of a majority of the shares of Common Stock beneficially owned by the Investors had the right, subject to certain limitations, to cause the Company to enter into a "Company Sale" (as defined in the 1997 Stockholders Agreement).

         In March 1996, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with Cerberus pursuant to which the Company issued and sold to Cerberus an aggregate of $1,042,372 of convertible senior subordinated debentures which were subsequently exchanged for the Class B Debentures, and warrants to acquire an aggregate of 2,542,380 shares of Common Stock for a total purchase price of $1,500,000. Pursuant to the terms of the Unit Purchase Agreement, Cerberus received the right to appoint one member of the Board.

STOCKHOLDERS AGREEMENT

         Pursuant to the terms of the Stockholders Agreement, the 1997 Stockholders Agreement and the provisions of the Unit Purchase Agreement giving Cerberus the right to appoint a director were terminated.

         Pursuant to the terms of the Stockholders Agreement, from and after the Effective Time, the number of directors comprising the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined).

         Under the terms of the Stockholders Agreement, so long as L-3 remains the owner of at least 25% of the Common Stock (as so determined), L-3 has a right of first offer with respect to the proposed transfer, in one or a series of related transactions, by a Major Selling Stockholder (as defined in the Stockholders Agreement) of (i) 10% or more of the Common Stock Equivalents (as so defined), other than in certain specified market transactions, or (ii) Common Stock Equivalents which to the actual knowledge of the Major Selling Stockholder, together with the holdings of Common Stock Equivalents of the person to which the transfer is to be made, would result in such person owning more than 10% of the Common Stock Equivalents (after giving effect to such transfer).

         Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of their Convertible Debt and warrants, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration rights and consented to the Transaction. In addition, the Existing Holders agreed to extend the maturity date of the Bridge Notes to the earlier of (i) the fifth day following the consummation of a Qualifying Offering and (ii) June 30, 2001, and agreed to waive certain other rights specified in the Stockholders Agreement.

         In addition, pursuant to the terms of the Stockholders Agreement, until compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, the Company agreed to operate its business in the ordinary course and to refrain from taking certain actions without L-3's consent.

         The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Qualifying Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company, (iii) the consummation of a "Company Sale" (as defined in the Stockholders Agreement) approved by a Special Director Majority or a Special Stockholder Majority in accordance with the Purchase Agreement, and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended June 30, 1999, the Company's Compensation Committee was comprised of Dr. Brand and Messrs. Carreras and Garcia. Mr. Garcia resigned as a director in November 1999.

         The Company previously was a party to a consulting agreement with Dr. Brand pursuant to which Dr. Brand provided strategic, technological and other services to the Company for up to 90 days in any calendar year. Under the consulting agreement, which expired April 30, 1999, Dr. Brand received a quarterly payment of 36,363 shares of Common Stock. In the consulting agreement, Dr. Brand agreed to certain confidentiality, non-competition and intellectual property covenants.

         No executive officer of the Company and no member of the Compensation Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and executive officers and persons holding more than 10% of a registered class of the Company's equity securities are required to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports and any amendments thereto which have been furnished to the Company, the Company believes that all of such reporting persons complied with all applicable
Section 16(a) filing requirements in respect of the fiscal year ended June 30, 1999, except that James R. Meckstroth inadvertently failed to timely file a Form 3 upon becoming an executive officer of the

Company and each of Gerald B. Cramer, Cramer Rosenthal McGlynn LLC and AC Israel Enterprises, Inc. inadvertently failed to timely file their Form 3s upon becoming beneficial owners of more than 10% of the Common Stock.

ITEM 10. EXECUTIVE COMPENSATION


         The following table sets forth certain compensation paid to the Company's Chief Executive Officer and each other executive officer of the Company as of June 30, 1999 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE(1)
                               ANNUAL COMPENSATION

                                                                                                   LONG-TERM
                                                                                                COMPENSATION
                                                                              OTHER ANNUAL        SECURITIES         ALL OTHER
                                                  SALARY             BONUS    COMPENSATION        UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION       FISCAL YEAR     $                  $              $        OPTIONS/SARS(#)               ($)
---------------------------       -----------     -                  -              -        ---------------               ---
Kenneth C. Thompson(2) .......    1999            $ 126,000          --             *                     --
Chief Executive Officer           1998            $ 171,100(3)(4)    --             *                     --
Charles S. Brand(5) ..........    1999            $ 100,000(6)       --             *                     --
Chairman of the Board & Chief     1998            $ 200,000          --             *                     --
Technical Officer                 1997            $ 162,500          --             *                 20,000
Norman M. Phipps .............    1999            $ 150,000          --             *                     --        $ 1,775(7)
President, Chief Operating        1998            $ 150,000          --             *                     --        $ 1,775(7)
Officer and Interim Chief         1997            $ 153,395(8)       --             *                825,000
Financial Officer
James R. Meckstroth ..........    1999            $ 102,327(9)       --             *                260,000
Senior Vice
President-Operations
Erik S. Kruger ...............    1999            $ 116,858          --             *                     --
Vice President-Finance &          1998            $  37,596(10)      --             *                200,000
Administration

---------

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

         (5) Mr. Brand served as the Company's Chief Executive Officer from April 1997 until March 1998.

         (6)  During fiscal 1999, Mr. Brand deferred $100,000 of his salary.

         (7)  Represents life insurance premiums paid on behalf of Mr. Phipps.

         (8) Includes consulting fees paid to Mr. Phipps prior to his employment by the Company in April 1997.

         (9) Includes consulting fees paid to Mr. Meckstroth prior to his employment by the Company in December 1998.

         (10) Mr. Kruger joined the Company in February 1998.

FISCAL YEAR-END OPTION GRANTS

         The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers during the fiscal year ended June 30, 1999:

                              OPTION/SAR GRANTS IN
                              LAST FISCAL YEAR (1)

                                            NUMBER OF
                                           SECURITIES
                                           UNDERLYING          % OF TOTAL OPTIONS/SARS       EXERCISE OR
                                          OPTIONS/SARS         GRANTED TO EMPLOYEES IN          BASE              EXPIRATION
         NAME                              GRANTED (#)               FISCAL YEAR           PRICE ($/SHARE)           DATE
         ----                              -----------               -----------           ---------------           ----

James R. Meckstroth.........               260,000(2)                  100.0%                  $ 0.52              12/11/08

---------

(1) The Company did not grant any stock appreciation rights during the fiscal year ended June 30, 1999.

(2) The vesting period for the above grant was 35,000 upon the date of grant, 75,000 one year after the date of grant, 75,000 two years after date of grant and 75,000 upon the Company's successful completion of the private or public sale of its securities resulting in net proceeds of at least $10 million.

FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held by such Named Executive Officers as of June 30, 1999. No stock options were exercised during the fiscal year ended June 30, 1999.

                                                     NUMBER OF SECURITIES UNDERLYING
                                                      UNEXERCISED OPTIONS AT FISCAL                VALUE OF UNEXERCISED
                                                               YEAR-END (#)                            IN-THE-MONEY
         NAME                                           EXERCISABLE/UNEXERCISABLE           OPTIONS AT FISCAL YEAR-END ($)(1)
         ----                                       --------------------------------        ---------------------------------
Charles S. Brand....................                          13,333/6,667                           $  1,933/$967
Norman M. Phipps....................                          820,000/5,000                          $164,000/$1,000
James R. Meckstroth.................                         35,000/225,000                          $  8,050/$51,750
Erik S. Kruger......................                         133,334/66,666                          $ 26,667/$13,333

---------

(1) Based on an estimated market value of $0.75 per share for the Common Stock on June 30, 1999.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

         In April 1997, Mr. Charles Brand and Mr. Phipps entered into five-year employment agreements with the Company. Pursuant to such agreements, Mr. Brand was entitled to receive an annual base salary of $200,000 and Mr. Phipps received an annual base salary of $150,000 for the fiscal year ended June 30, 1999. These agreements were subject to periodic increases at the discretion of the Board. Mr. Brand and Mr. Phipps were entitled to participate in all compensation and employee benefit plans, including such bonuses as may be authorized by the Board from time to time. The Company also agreed to provide and maintain a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps. In the event of the termination of employment by the Company (other than upon death, permanent disability or a "termination for cause" (as defined in each agreement)), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, or (ii) twelve months from the effective date of termination. Each of Mr. Brand and Mr. Phipps also agreed to certain non-competition, confidentiality and intellectual property ownership covenants. These employment agreements were terminated in connection with the Transaction and replaced by the New Employment Agreements.

         In August 1998, the Company entered into a three-year employment agreement with Mr. Thompson, pursuant to which Mr. Thompson agreed to serve as the Company's Chief Executive Officer. Effective November 15, 1999, Mr. Thompson resigned as the Company's Chief Executive Officer. In connection with his resignation, the Company and Mr. Thompson entered into a separation agreement (the "Separation Agreement"). In the Separation Agreement, the Company agreed to pay Mr. Thompson an aggregate of $137,097 in five monthly installments, without interest, in repayment of certain amounts owed to him and in lieu of any rights Mr. Thompson had under the employment agreement he entered into with the Company in August 1998. In addition, the Company issued to Mr. Thompson stock options exercisable for an aggregate of 500,000 shares of Common Stock (the "Option Shares") at an exercise price of $0.60 per share (subject to adjustment in certain circumstances) (the "Thompson Option"). The Thompson Option expires, as to one-half of the Option Shares, on November 15, 2001, and as to the remainder of such Option Shares, on November 15, 2002. Pursuant to the terms of the Separation Agreement, all prior agreements between Mr. Thompson and the Company were terminated and the Company and Mr. Thompson agreed to release certain claims against each other and certain related parties. Under the Separation Agreement, Mr. Thompson is subject to certain confidentiality obligations and agreed to non-competition and certain other covenants for a period of one year.

         In addition, the Company had previously entered into a consulting agreement with Dr. Brand. See "Compensation Committee Interlocks and Insider Participation."

         In connection with the Transaction, the Company entered into the New Employment Agreements with Messrs. Brand and Phipps. Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210,000. The base salary is subject to periodic increases at the discretion of the Board. Under the New Employment Agreements, Mr. Phipps was granted an option to acquire 750,000 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1,000,000 term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2,000 per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

STOCK COMPENSATION PROGRAM

         In May 1997, the Company adopted the Stock Compensation Program in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Transaction, the number of shares of Common Stock reserved for issuance under the Stock Compensation Program was increased to 12,665,308, of which up to 12,515,308 shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Compensation Committee of the Board (the "Administrator").

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

         Options and awards granted under the Stock Compensation Program are nontransferable, except by will or by the laws of descent and distribution. However, the Compensation Committee may permit the recipient of a non-incentive stock option granted under the Employee Plans and options granted under the Independent Director Plan to transfer the option to a family member or a trust created for the benefit of family members. During the lifetime of a participant, an option may be exercised only by the participant or a permitted transferee. In the event that a participant's employment or service terminates as a result of death, all vested awards will be paid to the participant's estate by the Company and the participant's estate or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of death. If the participant's employment or service terminates as a result of retirement or a "disability" (as set forth in the Stock Compensation Program), all vested awards will be paid to the participant by the Company and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of termination. If the participant's employment or service terminates for cause, all options and awards will expire automatically upon termination. If the participant's employment or service terminates other than as a result of death, disability, retirement, or termination for cause, the participant will have the right to collect all vested awards immediately and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or awards or 30 days from the date of termination, subject to extension at the discretion of the Administrator, or three months from the date of termination in the case of options granted pursuant to the Independent Director Plan. In all cases, any unvested options or awards will terminate as of the date of termination of employment or service.

         The Stock Compensation Program will terminate on April 30, 2007, unless earlier terminated by the Board. No options or awards may be granted under the Stock Compensation Program after its termination; however, termination of the Stock Compensation Program will not affect the status of any option or award outstanding on the date of termination.

TRANSACTION OPTION GRANTS

         Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher. The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above under "Employment Agreements and Compensation Arrangements," Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction. All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, Mr. Meckstroth received options to acquire 740,000 shares of Common Stock and Mr. Kruger received options to acquire 400,000 shares of Common Stock.

         In addition, pursuant to the Transaction, the Founder Options to purchase an aggregate of 12,665,308 shares of Common Stock were granted to L-3, CRM and Cerberus (with each such party having the ability to direct all or part of its options to certain parties related to such party). The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Management. The following table sets forth information as of June 30, 1999 with respect to beneficial ownership of the Common Stock by (i) each person serving as a director on June 30, 1999, (ii) each Named Executive Officer, and (iii) all executive officers and directors as of June 30, 1999 as a group. The mailing address of each such person as of June 30, 1999 was c/o LogiMetrics, Inc., 50 Orville Drive, Bohemia, New York 11716.

                                                           Amount and
                                                            Nature of
Name and Address of                                        Beneficial         Percent of
Beneficial Owner                                            Ownership   (1)   Class

Charles S. Brand                                           16,531,672   (2)  53.6%

Kenneth C. Thompson                                           199,667         *

Norman M. Phipps                                            2,214,784   (3)   7.4%

James R. Meckstroth                                            35,000   (4)   *

Erik S. Kruger                                                173,334   (5)   *

Frank A. Brand                                                330,905   (6)   1.2%

Jean-Francois Carreras                                         72,500   (7)   *

Mark B. Fisher                                              5,067,416   (8)  15.1%

Francisco A. Garcia                                           106,667   (9)   *

All Executive Officers                                     24,731,945        66.3%
and Directors as a                           (2, 3, 4, 5, 6, 7, 8, 9)
group (9 persons)

* Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock, which the individual has the right to acquire within 60 days of June 30, 1999.

(2) Includes (i) 2,150,539 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Brand, and (ii) 13,333 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(3) Includes (i) 296,042 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series E (the "Series E Warrants") held by Mr. Phipps, (ii) 134,906 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series F (the "Series F Warrants") held by Mr. Phipps, (iii) 23,585 shares of Common Stock issuable upon the conversion of one-quarter share of the Company's Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Preferred Stock") held by Mr. Phipps, and (iv) 820,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(4) Includes 35,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(5) Includes 133,334 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(6) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(7) Consists of (i) 20,000 shares of Common Stock issuable upon the exercise of Series E Warrants held by Mr. Carreras, (ii) 12,500 shares of Common Stock issuable upon the exercise of Series F Warrants held by Mr. Carreras, and
     (iii) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

(8) Includes (i) 347,785 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Fisher, (ii) 520,000 shares of Common Stock issuable upon the exercise of Amended and Restated Common Stock Purchase Warrants, Series B (the "Series B Warrants") held by Mr. Fisher, (iii) 241,935 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Fisher, (iv) 12,943 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Fisher, (v) 6,472 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Fisher, and (vi) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999. Also includes
     (A) 500,000 shares of Common Stock issuable to MBF Capital Corporation ("MBF") upon the exercise of Series G Warrants held by MBF, (B) 695,579 shares of Common Stock issuable upon the conversion of Class A Debentures held by Broadband Systems, L.P. ("Broadband Systems"), (C) 483,871 shares of Common Stock issuable upon the exercise of Series G Warrants held by Broadband Systems, (D) 25,886 shares of Common Stock issuable upon the exercise of Series H Warrants held by Broadband Systems, (E) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Broadband Systems, (F) 500,000 shares of Common Stock issuable upon the exercise of Series G Warrants held by Phineas Broadband Systems, L.P. ("Phineas"), (G) 1,000,000 shares of Common Stock issuable upon the exercise of Series H Warrants held by Phineas and (H) 500,000 shares of Common Stock issuable upon the exercise of Series I Warrants held by Phineas. Mr. Fisher is the sole officer, director and shareholder of MBF and MBF Broadband Systems, Inc., and the general partner of both Broadband Systems and Phineas. Accordingly, Mr. Fisher is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of MBF, Broadband Systems and Phineas.

 (9) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 1999.

         Other Beneficial Owners: The following table provides information, as of June 30, 1999, regarding the beneficial ownership of more than five percent (5%) of the Company's Common Stock held as of June 30, 1999 by persons who are not listed in the preceding table. Certain information contained herein has been derived solely from filings made by such persons with the SEC.

                                        Amount and Nature
          Name and Address of           of Beneficial             Percent of
          Beneficial Owner              Ownership                   Class
          ----------------              ---------                   -----
          Gregory Manocherian           7,412,364 (1)                21.5%
          3 New York Plaza
          18th Floor
          New York, NY  10004

          Stephen Feinberg              5,984,617 (2)                17.3%
          450 Park Avenue
          New York, NY  10022

          Gerald B. Cramer              3,765,745 (3)                11.8%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          A.C. Israel
          Enterprises, Inc.             3,765,745 (4)                11.8%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM 1998 Enterprise
          Fund, LLC                     2,722,897 (5)                 8.8%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM 1997 Enterprise
          Fund, LLC                     2,584,279 (6)                 8.4%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM Partners, LP              2,209,800 (7)                 7.2%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

(1) Includes 47,170 shares of Common Stock issuable upon the conversion of one-half share of Preferred Stock held by Mr. Manocherian. Also includes
     (i) 139,116 shares of Common Stock issuable upon the conversion of Class A Debentures held by Kabuki Partners ADP, GP ("Kabuki"), (ii) 96,774 shares of Common Stock issuable upon the exercise of Series G Warrants held by Kabuki, (iii) 5,177 shares of Common Stock issuable upon the exercise of Series H Warrants held by Kabuki, (iv) 2,589 shares of Common Stock issuable upon the exercise of Series I Warrants held by Kabuki, (v) 483,871 shares of Common Stock issuable upon the conversion of Class C Debentures held by Kabuki, (vi) 673,637 shares of Common Stock issuable upon the conversion of Class A Debentures held by Whitehall Properties LLC ("Whitehall"), (vii) 500,494 shares of Common Stock issuable upon the exercise of Series G Warrants held by Whitehall, (viii) 25,886 shares of Common Stock issuable upon the exercise of Series H Warrants held by Whitehall, (ix) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Whitehall, (x) 596,774 shares of Common Stock issuable upon the conversion of Class C Debentures held by Whitehall, (xi) 1,347,278 shares of Common Stock issuable upon the conversion of Class A Debentures held by Pamela Equities Corp. ("PEC"), (xii) 1,000,988 shares of Common Stock issuable upon the exercise of Series G Warrants held by PEC,
     (xiii) 51,773 shares of Common Stock issuable upon the exercise of Series H Warrants held by PEC, (xiv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by PEC, and (xv) 854,839 shares of Common Stock issuable upon the conversion of Class C Debentures held by PEC. Mr. Manocherian is (A) the controlling general partner of Kabuki, (B) a member of Whitehall, and (C) an officer of PEC. Accordingly, Mr. Manocherian may be deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of Kabuki, Whitehall and PEC.

(2) Consists of (i) 3,442,237 shares of Common Stock issuable upon the conversion of Class B Debentures held by Cerberus, and (ii) 2,542,380 shares of Common Stock issuable upon the exercise of Series C Warrants held by Cerberus. Mr. Feinberg is the Managing Member of Cerberus Associates, L.L.C., the general partner of Cerberus and, accordingly, is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by Cerberus.

(3) Includes (i) 1,374,281 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Cramer, (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Cramer,
     (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Cramer, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Cramer and (v) 782,692 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Cramer.

(4) Includes (i) 1,374,281 shares of Common Stock issuable upon the conversion of Class A Debentures held by A.C. Israel Enterprises, Inc. ("ACIE"), (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by ACIE, (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by ACIE, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by ACIE and (v) 782,692 shares of Common Stock issuable upon the conversion of Class C Debentures held by ACIE.

(5) Includes 2,128,925 shares of Common Stock issuable upon the conversion of Class C Debentures held by CRM 1998 Enterprise Fund, L.L.C.

(6) Includes (i) 1,244,208 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Enterprise Fund, L.L.C. ("CRM Enterprise Fund"), (ii) 923,930 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Enterprise Fund, (iii) 49,428 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Enterprise Fund, and (iv) 24,713 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Enterprise Fund.

(7) Includes (i) 1,073,237 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Partners, L.P. ("CRM Partners"),
     (ii) 758,245 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Partners, (iii) 40,565 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Partners, and (iv) 20,282 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Partners.

         See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act -- Prior Agreements; Prior Right to Designate Directors; Changes in Control.

                           -----------------------

         The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock, as of July 28, 2000, by each beneficial owner of more than five percent of the outstanding Common Stock (calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder), by each of the Company's directors immediately following the closing of the Transaction, by each executive officer named in the Summary Compensation Table (presented below) and by all of such directors and the executive officers of the Company as a group. This information gives effect to (i) the issuance of the Purchaser Shares, (ii) the resignations of Charles S. Brand, Frank A. Brand and Mark B. Fisher as directors of the Company, (iii) the conversion of the Convertible Debt into an aggregate of 30,612,420 shares of Common Stock, (iv) the conversion of the Preferred Stock into an aggregate of 2,358,500 shares of Common Stock, and (v) the Warrant Exercise. Except as otherwise indicated, the persons or entities listed below have sole voting and investing power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse or with a parent company. Unless otherwise specified, the business address of each such person is c/o LogiMetrics, Inc., 50 Orville Drive, Bohemia, New York 11716.

                                                            AMOUNT AND NATURE                 PERCENT
                                                                OF BENEFICIAL                      OF
         NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNERSHIP         (1)       CLASS
         ------------------------------------                       ---------         ---       -----
L-3 Communications Corporation ......................             108,901,622         (2)       59.0%
  600 Third Avenue
  New York, NY 10016
L-3 Communications Holdings, Inc. ...................             108,901,622         (2)       59.0%
  600 Third Avenue
  New York, NY 10016
John S. Mega.........................................                      --          --          --
Christopher C. Cambria...............................                      --          --          --
Charles S. Brand.....................................              17,026,810         (3)       10.1%
Norman M. Phipps.....................................               3,361,065         (4)        2.0%
James R. Meckstroth..................................                 189,000         (5)           *
Erik S. Kruger.......................................                 240,000         (6)           *
Jean-Francois Carreras...............................                 222,500         (7)           *
Jay B. Langner.......................................                   8,000                       *
All Executive Officers and Directors as a group (8
  persons)...........................................              21,047,375                   12.4%

---------
* Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock, which the individual has the right to acquire within 60 days of July 28, 2000.

(2) Includes (i) 3,333,333 shares of Common Stock issuable upon the exercise by L-3 of its right to acquire the Additional Shares, (ii) 5,555,555 issuable upon the exercise of the L-3 Option, and (iii) 6,775,940 shares of Common Stock issuable upon the exercise of stock options granted to L-3 pursuant to the Option Grants which are exercisable within 60 days of July 28, 2000. L-3 is a wholly owned subsidiary of Holdings. L-3 and Holdings share voting and investment power with respect to such shares.

(3) Includes 20,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 28, 2000.

(4) Includes 825,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 28, 2000.

(5) Includes 185,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 28, 2000.

(6) Includes 200,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 28, 2000.

(7) Consists of (i) 32,500 shares of Common Stock issuable upon the exercise of warrants held by Mr. Carreras, and (ii) 190,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 28, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATED PARTY TRANSACTIONS

         Directors and Officers

         In July 1997, Norman M. Phipps, a director of the Company, purchased 850,000 shares of Common Stock from the Company for $467,500, or $0.55 per share. In connection with the purchase, $8,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps, and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). Also in July 1997, Michael L. Gaffney, an employee of the Company, purchased 400,000 shares of Common Stock from the Company for $220,000, or $0.55 per share. In connection with Mr. Gaffney's purchase, $4,000 was paid in cash from the proceeds of a one-time bonus paid to Mr. Gaffney and the remainder was paid in the form of a non-recourse secured promissory note (the "Gaffney Note"). The Phipps Note and the Gaffney Note did not bear interest, had no fixed maturity date, and were each secured by a pledge of the shares of Common Stock purchased by Messrs. Phipps and Gaffney, respectively. The sale of the Class C Debentures as described below resulted in a "Change in Control Event" under the terms of the Phipps Note and the Gaffney Note. The Phipps Note and the Gaffney Note were each satisfied upon the occurrence of such "Change in Control Event." The Company recorded a non-cash charge to account for these transactions in the aggregate amount of $675,000 at June 30, 1998.

         MBF, an entity controlled by Mark B. Fisher, a director of the Company prior to the Transaction, paid $35,000 of the purchase price payable by it in connection with its July 1997 purchase of Series G Warrants, in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note matures on July 29, 2000 and bears interest compounded annually at a rate of 6.07% per annum, which is payable at maturity. The MBF Note is secured by a pledge of warrants purchased by MBF. The MBF Note has become immediately due and payable upon the occurrence of the Transaction which constituted a Company Sale (as defined in the 1997 Stockholders Agreement).

         Prior to its acquisition by the Company, Mr. Brand, the Company's former Chairman and Chief Executive Officer, lent certain amounts to the Company's subsidiary, mmTech, on an as-needed basis to fund a portion of mmTech's working capital requirements. The amount advanced by Mr. Brand was $996,761 at July 12, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company has agreed to pay interest on the unpaid advances (which previously had been interest-free) at a rate of seven percent per annum.
Mr. Brand's advances were repaid out of the proceeds of the Transaction.

         Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $36,474 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech net amounts of $40,990 during the fiscal year ended June 30, 1999 and $268,883 during the fiscal year ended June 30, 1998.

         Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Brand sold 2,000,000 shares of Common Stock to a group of institutional investors (the "1998 Investors") for a cash purchase price of $500,000, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "1998 Purchase Agreement"), among the Company and the purchasers party thereto (including the 1998 Investors). Pursuant to the 1998 Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C Debentures for an aggregate purchase price of $2.0 million. As required by the 1998 Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667,000 in face amount of the Class C Debentures pursuant to the 1998 Purchase Agreement for a cash purchase price of $500,000.

         In connection with the issuance by the Company of its Class A Debentures in July 1997, the Company granted to the Investors the right, at any time prior to August 15, 1998, to purchase an additional $833,333 in aggregate principal amount of the Class A Debentures and warrants to purchase an aggregate of 2,500,000 shares of Common Stock for a total purchase price of $1,000,000 (the "Purchase Option"). On May 1, 1998, the Investors exercised their respective rights to purchase $500,000 of the Purchase Option. On
August 6, 1998, the Investors exercised their respective rights to purchase the remaining $500,000 of the Purchase Option.

         In April 2000, Norman M. Phipps, a director of the Company, purchased 1,250,000 shares of Common Stock from the Company for $812,500, or $0.65 per share. In connection with the purchase, $12,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "New Phipps Note"). The New Phipps Note did not bear interest, had no fixed maturity date, and was secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The New Phipps Note would have been satisfied automatically upon the occurrence of the Transaction which would have constituted a "Change in Control Event" (as defined in the New Phipps Note). In connection with the Transaction, the Company and Mr. Phipps agreed to rescind the purchase of these shares and agreed that the New Phipps Note would be deemed to be canceled and of no further force or effect. Mr. Phipps also agreed to forego certain payments that would have been owed to him by the Company in connection with the satisfaction of the New Phipps Note. The Company has been advised that, in connection with the Transaction, Mr. Phipps and CRM, acting as agent for certain of its affiliates, clients and other related persons, entered into a stock purchase and nominee agreement pursuant to which Mr. Phipps purchased 1,250,000 shares of Common Stock from CRM and certain related entities for an aggregate purchase price of $100,000 which was paid in the form of a full recourse promissory note (the "CRM Note"). The Company has been advised that the CRM Note bears interest at a rate of 5% per annum and matures on December 31, 2003, subject to earlier acceleration upon the occurrence of certain events. The Company also has been advised that the CRM Note would be deemed satisfied by CRM upon the occurrence of a Recovery Event (defined in the CRM Note as the recovery by CRM and certain related entities of one-half or more of the amounts invested by such entities in the Company).

         Stockholders Agreement

         Pursuant to the terms of the Stockholders Agreement, the 1997 Stockholders Agreement and the provisions of the Unit Purchase Agreement giving Cerberus the right to appoint a director were terminated.

         Pursuant to the terms of the Stockholders Agreement, from and after the Effective Time, the number of directors comprising the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined).

         Under the terms of the Stockholders Agreement, so long as L-3 remains the owner of at least 25% of the Common Stock (as so determined), L-3 has a right of first offer with respect to the proposed transfer, in one or a series of related transactions, by a Major Selling Stockholder (as defined therein) of
(i) 10% or more of the Common Stock Equivalents, other than in certain specified market transactions, or (ii) Common Stock Equivalents which to the actual knowledge of the Major Selling Stockholder, together with the holdings of Common Stock Equivalents of the person to which the transfer is to be made, would result in such person owning more than 10% of the Common Stock Equivalents (after giving effect to such transfer).

         Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of their Convertible Debt and warrants, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration rights and consented to the Transaction. In addition, the Existing Holders agreed to extend the maturity date of the Bridge Notes to the earlier of (i) the fifth day following the consummation of a Qualifying Offering and (ii) June 30, 2001, and agreed to waive certain other rights specified in the Stockholders Agreement.

         In addition, pursuant to the terms of the Stockholders Agreement, until compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, the Company agreed to operate its business in the ordinary course and to refrain from taking certain actions without L-3's consent.

         The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Qualifying Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company, (iii) the consummation of a "Company Sale" (as defined in the Stockholders Agreement) approved by a Special Director Majority or a Special Stockholder Majority in accordance with the Purchase Agreement, and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

         Registration Rights Agreement

         In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws

(subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after the earlier to occur of (i) consummation of a Qualifying Offering and (ii) March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

         In addition, if at any time after the earlier of (i) January 2, 2001 and (ii) the consummation of a Qualifying Offering, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1,000,000.

         The Company is not required to prepare and file a registration statement pursuant to a Long-Form Registration for a period of not more than 90 days following receipt by the Company of a request for registration, if (i) the Company in good faith gives written notice within five days after such receipt by the Company of such request that the Company is commencing to prepare a Company-initiated registration statement, and (ii) the Company actively employs in good faith all reasonable efforts to cause such registration statement to become effective.

         If the Company receives a request to effect a Long-Form Registration within 90 days of the date on which a previous registration statement filed pursuant to a Long-Form Registration has become effective, the Company is not required to commence preparation of such Long-Form Registration in accordance with such request until 90 days have elapsed since such effective date.

         If the Company furnishes to the persons requesting registration a certificate signed by the chief executive or chief financial officer of the Company stating that the Company, in good faith, has determined that (i) there exists material non-public information about the Company which the Company has a bona fide business purpose for preserving as confidential, or (ii) is undertaking (or is about to undertake) a proposed acquisition or financing that would significantly impact the pricing of the contemplated public offering, and in each case the Company provides such persons written notice thereof promptly after the Company makes such determination, then the Company has the right to defer the filing or the declaration of effectiveness of a registration statement, for a period of not more than (A) 90 days, in the case of a Long-Form Registration, or (B) 60 days, in the case of a Short-Form Registration, after receipt of the request to register; provided, however, that the Company is not entitled to defer such filing or declaration of effectiveness more than 120 days in any 12-month period.

         The parties to the Registration Rights Agreement also have unlimited "piggy back" rights with respect to any registration effected by the Company for its own account or for the account of another person (other than registrations relating to sales of securities to participants in a Company stock plan or in a transaction covered by Rule 145 promulgated under the Securities Act of 1933, as amended), subject to certain cut-back provisions.

         The Company will be required to bear all expenses incurred in effecting any Long-Form Registration and up to six Short-Form Registrations, including the fees and disbursements of any counsel or accountant retained by the holders of more than 50% of the stock being registered, but excluding underwriting discounts and brokerage fees or commissions. In addition, the Company has agreed to indemnify participants in any registration for certain liabilities, including liabilities arising under applicable securities laws, and is obligated to contribute to any damages paid by such participants if such indemnification is unavailable to such participants.

         For a description of certain other transactions between the Company and certain of its directors, executive officers and major stockholders, see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act -- Prior Agreements; Prior Right to Designate Directors; Changes in Control.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Form 10-KSB:

Number                        Description

3.1      Certificate of Incorporation of the Company, as amended.

3.2      By-laws of the Company, as amended.

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

4.3      Form of Class C 13% Convertible Senior Subordinated Debenture due
         September 30, 1999 (previously filed as Exhibit 4.3 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998
         (file no. 0-10696) and incorporated herein by reference).

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

4.13 Form of Series J Warrant, as amended (previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

4.14 Form of Certificate of the Designations, Powers, Preferences and Rights of the Company's Series A 12% Cumulative Convertible Redeemable
         Preferred Stock, stated value $50,000 per share (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 (file no. 0-10696) and incorporated herein by reference).

4.15     Form of Certificate of Amendment of Certificate of Designations,
         Powers, Preferences and Rights of the Company's Series A 12% Cumulative
         Convertible Redeemable Preferred Stock (previously filed as Exhibit
         4.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.1     Purchase Agreement, dated July 10, 2000, by and between the Company and
         L-3 Communications Corporation ("L-3") (previously filed as Exhibit
         99.1 to the Company's Current Report on Form 8-K, dated July 11, 2000
         (file no. 0-10696) and incorporated herein by reference).

10.2 Secured Promissory Note, dated July 10, 2000, issued by L-3 in favor of the Company (previously filed as Exhibit 99.2 to the Company's Current
         Report on Form 8-K, dated July 11, 2000 (file no. 0-10696) and incorporated herein by reference).

10.3 Stock Pledge Agreement, dated July 10, 2000, executed by L-3 in favor of the Company (previously filed as Exhibit 99.3 to the Company's
         Current Report on Form 8-K, dated July 11, 2000 (file no. 0-10696) and incorporated herein by reference).

10.4     Stockholders Agreement, dated July 10, 2000, by and among the Company,
         L-3 and certain other parties thereto.

10.5     Registration Rights Agreement, dated July 10, 2000, by and among the
         Company, L-3 and certain other parties thereto.

10.6 Non-Qualified Stock Option Agreement, dated July 10, 2000 by and between the Company and L-3.

10.7 Letter of Intent, dated February 17, 2000, by and between the Company and Signal Technology Corporation ("Signal") (previously filed as
         Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).*

10.8     Loan Agreement, dated February 17, 2000, by and between the Company and
         Signal (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no.
         0-10696) and incorporated herein by reference).

10.9     Negotiable Secured Senior Subordinated Promissory Note, dated February
         17, 2000, in favor of Signal (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.10    Management Agreement, dated February 17, 2000, by and between the
         Company and Signal (previously filed as Exhibit 10.4 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998
         (file no. 0-10696) and incorporated herein by reference).


10.11 Letter Agreement, dated February 17, 2000, by and between the Company and Signal (previously filed as Exhibit 10.5 to the Company's Annual
         Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no.
         0-10696) and incorporated herein by reference).

10.12    Consent Letter, dated February 16, 2000, by and between the Company and
         North Fork Bank (the "Bank") (previously filed as Exhibit 10.6 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.13    Second Amended and Restated Security Agreement, Intercreditor
         Agreement, Waiver and Consent dated March 7, 1996, as amended and restated on July 29, 1997 and August 31, 1999 and as further amended by Amendments No. 1 and No. 2 dated December 2, 1999 and February 17,
         2000, respectively, among the Company, Cramer Rosenthal McGlynn, LLC, as agent, and the other parties thereto (previously filed as Exhibit
         10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.14 Modified Note, dated as of February 17, 2000, in favor of the Bank in the principal amount of $1,785,576.

10.15 Modified General Security Agreement, dated as of April 30, 1998, in favor of the Bank (previously filed as Exhibit 10.9 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998
         (file no. 0-10696) and incorporated herein by reference).

10.16    Form of Substitute Negotiable Secured Senior Subordinated Promissory
         Note due July 1, 2000 (previously filed as Exhibit 10.10 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.17 Acknowledgment, Consent and Waiver, dated as of March 7, 2000, among the Company and the other parties thereto (previously filed as Exhibit
         10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.18 Purchase Agreement, dated as of October 21, 1998, among the Company and the purchasers party thereto (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.19    Stock Purchase Agreement, dated as of October 21, 1998, among Charles
         S. Brand and the purchasers party thereto (previously filed as Exhibit
         10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.20    Registration Rights Agreement, dated as of October 21, 1998, among the
         Company and the holders party thereto (previously filed as Exhibit
         10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.21 Purchase Agreement, dated as of July 29, 1997, among the Company and the purchasers party thereto (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.22    Stockholders Agreement, dated as of July 29, 1997, among the Company,
         Charles S. Brand and the purchasers party thereto (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.23 Unit Purchase Agreement, dated as of March 7, 1996, by and between the Company and Cerberus Partners, L.P. (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.24 Agreement of Lease, dated as of April 22, 1997, by and between the Company and Reckson FS Limited Partnership (previously filed as Exhibit
         10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.25    Lease, dated January 24, 1994, by and between Mid Atlantic Industrial
         Co. and mmTech, as amended, (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.26    Lease, dated November 30, 1998, by and between 611 Industrial Way,
         L.L.C. and the Company (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.27 Consulting Agreement, dated March 4, 1998, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.25 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.28 Employment Agreement, dated August 6, 1998, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.26 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.29    Stock Option Agreement, dated February 22, 2000, by and between the
         Company and Kenneth C. Thompson (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.30    Separation Agreement, dated February 22, 2000, by and between the
         Company and Kenneth C. Thompson (previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.31 Employment Agreement, dated as of July 10, 2000, by and between the Company and Charles S. Brand (previously filed as Exhibit 99.6 to the
         Company's Current Report on Form 8-K, dated July 11, 2000 (file no.
         0-10696) and incorporated herein by reference).

10.32 Employment Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps.

10.33 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps.

10.34 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Dr. Frank A. Brand.

10.35 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Jean-Francois Carrerras.

10.36 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Mark B. Fisher.

10.37 Consulting Agreement, dated as of July 29, 1997, by and between the Company and MBF Capital Corp. (previously filed as Exhibit 10.16 to the
         Company's Annual Report on Form 10-KSB for the fiscal year ended June
         30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.38    Non-Recourse Secured Promissory Note, dated July 29, 1997, made by MBF
         Capital Corp. in favor of the Company (previously filed as Exhibit
         10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.39    Pledge Agreement, dated July 29, 1997, between the Company and MBF
         Capital Corp. (previously filed as Exhibit 10.21 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997
         (file no. 0-10696) and incorporated herein by reference).

10.40    Non-Recourse Secured Promissory Note, dated July 22, 1997, made by
         Norman M. Phipps in favor of the Company (previously filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.41    Pledge Agreement, dated July 22, 1997, by and between the Company and
         Norman M. Phipps (previously filed as Exhibit 10.18 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997
         (file no. 0-10696) and incorporated herein by reference).

10.42    Consulting Agreement, dated January 20, 1998, by and between the
         Company and Dr. Frank A. Brand (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1997 (file

         no. 0-10696) and incorporated herein by reference).

10.43    LogiMetrics, Inc. 1997 Stock Compensation Program, as amended.

10.44    Form of Indemnification Agreement for Directors (previously filed as
         Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

20.1     The Company's Information Statement pursuant to Section 14(f) of the
         Securities Exchange Act of 1934 and Rule 14f-1 promulgated thereunder, filed with the Securities and Exchange Commission on July 20, 2000
         (previously filed as Exhibit 20.1 to the Company's Current Report on
         Form 8-K, dated July 11, 2000 (file no. 0-10696) and incorporated herein by reference).

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

                                     LOGIMETRICS, INC.

Date: August 18, 2000               By: /s/ Norman M. Phipps
                                        ---------------------------------------
                                        Norman M. Phipps
                                        Senior Vice President of Administration

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: August 18, 2000               By: /s/ John S. Mega
                                        ---------------------------------------
                                        John S. Mega
                                        Acting President
                                        (Principal Executive Officer)


Date: August 18, 2000               By: /s/ Norman M. Phipps
                                        ---------------------------------------
                                        Norman M. Phipps
                                        Senior Vice President of Administration and Director
                                        (Principal Financial Officer)


Date: August 18, 2000               By: /s/ Erik S. Kruger
                                        ---------------------------------------
                                        Erik S. Kruger
                                        Vice President - Finance and Administration
                                        (Principal Accounting Officer)


Date: August 18, 2000               By: /s/ Jean-Francois Carreras
                                        ---------------------------------------
                                        Jean-Francois Carreras, Director


Date: August 18, 2000               By: /s/ Jay B. Langner
                                        ---------------------------------------
                                        Jay B. Langner, Director