Form 10QSB
period 1999-09-30
LOGIMETRICS INC
filed 2000-12-05
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                    Issuer's telephone number: (631) 231-1700

                    50 Orville Drive, Bohemia, New York 11716
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

    Common Stock, par value                 Outstanding at September 15, 2000:
           $.01 per share                              169,586,137 shares


           Transitional Small Business Disclosure Format (check one):

                            Yes [ ]          No [X]

                                LOGIMETRICS, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheet - September 30, 1999....................   3

    Consolidated Statements of Operations -
    Three months ended September 30, 1999 and 1998.....................   4

    Consolidated Statements of Cash Flows -
    Three months ended September 30, 1999 and 1998.....................   5

    Notes to Consolidated Financial Statements.........................  6-15

Item 2.  Management's Discussion and Analysis or Plan of Operation..... 16-24

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...............................  25

Item 6.  Exhibits and Reports on Form 8-K..............................  25

SIGNATURES.............................................................  26

                                LOGIMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)

ASSETS
Current Assets:
    Cash                                                           $    408,049
    Accounts receivable, less allowance
       for doubtful accounts of $50,070                                 324,671
    Inventories (Note 2)                                              1,597,484
    Prepaid expenses and other current assets                            26,969
                                                                         ------

          Total current assets                                        2,357,173

    Equipment and fixtures, net                                       1,255,131
    Other assets                                                         75,536
                                                                         ------

    TOTAL ASSETS                                                   $  3,687,840
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and other accrued expenses (Note 3)           $  4,567,103
    Current portion of long-term debt (Note 4)                       12,006,543
                                                                     ----------

          Total current liabilities                                  16,573,646

    Long-term debt (Note 4)                                           2,299,352
                                                                      ---------

TOTAL LIABILITIES                                                    18,872,998
                                                                     ----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock:
       Series A, stated value $50,000 per share; authorized,
       200 shares; issued and outstanding, 28 shares                    924,525

    Common Stock:
       Par value $.01; authorized 100,000,000 shares; issued and
       outstanding, 28,672,245 shares                                   286,723
    Additional paid-in capital                                        4,808,703
    Accumulated deficit                                             (21,015,659)
    Stock subscriptions receivable (Note 5)                            (189,450)
                                                                       --------

       TOTAL STOCKHOLDERS' DEFICIENCY                               (15,185,158)
                                                                    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $  3,687,840
                                                                   ============


                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                            September 30,
                                                       1999            1998

Revenues                                           $    537,315    $  2,618,712
Costs and expenses:
    Cost of revenues                                  1,215,383       1,875,719
    Selling, general and
       administrative expenses                        2,012,679       1,106,336
    Research and development                            554,356         239,425
                                                        -------         -------

Loss from operations                                 (3,245,103)       (602,768)

Interest expense                                        472,179         364,336
                                                        -------         -------

Loss before income taxes                             (3,717,282)       (967,104)

Income tax benefit                                         --           (19,497)
                                                        -------         -------

Net loss                                             (3,717,282)       (947,607)

Preferred stock dividends                                59,989          59,989
                                                         ------          ------

Net loss attributable to
       common stockholders                         $ (3,777,271)   $ (1,007,596)
                                                   ============    ============

Basic and diluted loss per common share (Note 6)   $      (0.13)   $      (0.04)
                                                   ============    ============

Basic and diluted weighted average number
       of common shares (Note 6)                     28,672,245      28,461,671
                                                     ==========      ==========


         See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                     1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends                        $ (3,717,282)    $ (947,607)
                                                                 -------------    -----------

Adjustments to reconcile net loss before preferred stock
dividends to net cash used in operating activities:
    Depreciation and amortization                                     266,879        129,100
    Provision for doubtful accounts                                   175,000           --
    Accrued interest expense                                          407,208        251,879
    Financing fee                                                     764,678           --
    Stock compensation expense                                           --           11,363
    Increase (decrease) in cash from:
       Accounts receivable                                            708,382         11,202
       Inventories                                                    255,507       (203,350)
       Prepaid expenses and other
          current assets                                                 (310)       (31,648)
       Accounts payable and accrued expenses                          254,650        519,591
       Other assets/liabilities                                        (2,348)       (44,086)
                                                                       ------        -------

          Total adjustments                                         2,829,646        644,051
                                                                    ---------        -------

Net cash used in operating activities                                (887,636)      (303,556)
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and fixtures                               (50,023)       (12,219)
                                                                      -------        -------

    Net cash used in investing activities                             (50,023)       (12,219)
                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt issuance                                     1,000,000        416,667
    Proceeds from warrant issuance                                       --           83,333
    Repayment of loans from stockholders                              (33,339)          --
    Proceeds from exercise of warrants                                   --           15,000
    Repayment of debt                                                 (21,713)      (156,864)
                                                                      -------       --------

    Net cash provided by financing activities                         944,948        358,136
                                                                      -------        -------

NET INCREASE IN CASH                                                    7,289         42,361

CASH, beginning of period                                             400,760        432,250
                                                                      -------        -------

CASH, end of period                                               $   408,049    $   474,611
                                                                  ===========    ===========


                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly-owned subsidiaries, mmTech, Inc. ("mmTech") and LogiMetrics FSC, Inc. (collectively, the "Company"). Unless otherwise indicated, all references to the Company include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

The balance sheet as of September 30, 1999, the statements of operations for the three-month periods ended September 30, 1999 and 1998, and the statements of cash flows for the three-month periods ended September 30, 1999 and 1998, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2. Inventories

Inventory consists of the following at September 30, 1999:

  Raw materials and components                                $    577,957
  Work-in-progress                                               1,019,527
                                                              ------------
                                                              $  1,597,484
                                                              ============

3. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consists of the following at September 30, 1999:

  Accounts payable                                            $  2,547,053
  Preferred stock dividends payable                                807,934
  Accrued professional fees                                        284,990
  Other accrued expenses                                           927,126
                                                              -------------
                                                              $  4,567,103
                                                              ============

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4. Long-Term Debt

Long-term debt consists of the following at September 30, 1999:

  Notes payable to Bank                                       $  1,919,249
  Class A Debentures                                             4,932,712
  Class B Debentures                                             2,125,914
  Class C Debentures                                             2,998,889
  Bridge Notes                                                   1,008,306
  Notes payable - officers                                         698,324
  Capital lease obligations                                        622,501
                                                              ------------
                                                                14,305,895
       Less: current portion                                    12,006,543
                                                              ------------
                                                              $  2,299,352
                                                              ============


As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with North Fork Bank (the "Bank"). Pursuant to the terms of the Replacement Note, the amount available for borrowing was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Replacement Note was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Replacement Note. See Note 9 for a discussion of the extension of the Replacement Note maturity date.

On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note entered into by the Company with the Bank, and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3,000,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him. Accordingly, a financing fee of $0.8 million was recorded by the Company. All of the Class A Debentures, Class B Debentures and Class C Debentures were converted into shares of the Company's Common Stock subsequent to September 30, 1999. See
Note 9.

From time to time subsequent to September 30, 1999, the Company has received advances from certain of the Company's other investors (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Investor Loans were repaid subsequent to September 30, 1999. See Note 9.


Principal payments due on all long-term debt consist of the following:

  Fiscal year ending June 30, 2000                                 274,674
  Fiscal year ending June 30, 2001                              13,871,772
  Fiscal year ending June 30, 2002                                 154,051
  Fiscal year ending June 30, 2003                                   5,398
                                                                ----------
                                                                14,305,895
                                                                ==========

See Note 9.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5. Stock Subscriptions Receivable

Stock subscriptions receivable consist of the following at September 30, 1999:

  Notes from former officers                                    $  154,450
  Note from a director                                              35,000
                                                                ----------
                                                                $  189,450
                                                                ==========

6. Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month periods ended September 30, 1999 and September 30, 1998 do not give effect to common stock equivalents because they would have an antidilutive effect.

7. Operating Segments

At September 30, 1999, the Company had two reportable segments: point-to-multipoint ("PMP"), and traveling wave tube amplifiers ("TWTAs"). The Company designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide PMP terrestrial and satellite-based distribution services in frequency bands from 24 GHz to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including LMDS, local loop services and Ka-band satellite communications.

In addition to the Company's broadband products, at September 30, 1999, the Company designed, manufactured and marketed a wide range of high power amplifiers, including TWTAs, instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Segment information for the three-month periods ended September 30, 1999 and 1998 was as follows:


                                                   PMP               TWTA
                                                Division           Division     Intercompany             Total
                                                --------           --------     ------------             -----
1999

Net sales from external customers             $  234,461         $  302,854      $        -      $     537,315
Operating loss (1)                             1,093,011          2,152,092                          3,245,103
Interest expense                                  26,078            446,101                            472,179
Total assets                                   1,734,852          4,948,252      (2,995,264)         3,687,840
Capital expenditures                              48,531              1,492                             50,023
Depreciation and amortization                     53,340            213,539                            266,879

1998

Net sales from external customers             $  426,199        $ 2,192,513      $        -      $   2,618,712
Operating (loss) gain(1)                       (759,399)            156,631                           (602,768)
Interest expense                                   9,357            354,979                            364,336
Total assets                                   1,536,188          4,889,270        (541,115)         5,884,343
Capital expenditures                               2,110             10,109                             12,219
Depreciation and amortization                      9,588            119,512                            129,100


(1) Includes depreciation and amortization.

8. Related Party Transactions

Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $36,474 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech a net amount of $23,421 for the three months ended September 30, 1999.

9. Subsequent Events

From time to time subsequent to September 30, 1999, the Company has received advances in the form of the Investor Loans. The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The aggregate principal amount of the Investor Loans advanced to the Company was $1,000,000. See below for a discussion of the repayment of the Investor Loans.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93,236,794 newly issued shares (the "L-3 Shares") of the Company's outstanding Common Stock, for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering").

The number of shares of Common Stock issuable to L-3 will be adjusted, if necessary, after the Closing so that the L-3 Shares will, following such adjustment, constitute 53.5% of the Company's outstanding Common Stock after giving effect to the dilutive effects of the conversion of certain contingently issuable securities as specified in the Purchase Agreement.

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

L-3 also has agreed to use its reasonable best efforts (i) for a specified period of time after the Closing to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering no later than December 31, 2000, subject to market and economic conditions.

Pursuant to the Purchase Agreement, the Company has agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Effective upon the Closing, the following persons were elected to hold the offices set forth opposite their respective names.


John S. Mega.........................   Acting President
Charles S. Brand.....................   Senior Vice  President of Technology and
                                        Acting General Manager -- New Jersey
                                        Operations
Norman M. Phipps.....................   Senior Vice President of Administration
Christopher C. Cambria...............   Vice President and Secretary

In connection with and prior to the Closing, the holders of the Company's outstanding Class A Debentures, Class B Debentures and Class C Debentures (collectively, the "Convertible Debt") converted such indebtedness into an aggregate of 30,612,420 shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2,358,500 shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12,301,802 shares of Common Stock.

In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to 355,000,000 shares, consisting of 350,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, two officers of the Company, Mr. James Meckstroth and Mr. Erik Kruger received options to acquire 740,000 shares and 400,000 shares of Common Stock, respectively.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

The Company and Signal also had entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. In November 2000, Signal acquired the New York Business, and the Company paid Signal $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business.

In connection with the proposed acquisition of the Company by Signal, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the transactions contemplated by the Signal Letter of Intent and agreed to waive any defaults under the Replacement Note resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Replacement Note to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Replacement Note, (iii) to pay all past due amounts outstanding under the Replacement Note, and to pay the Bank certain additional fees specified in the Consent Letter, and (iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. Pursuant to the terms of the Consent Letter, the Replacement Note matured on June 30, 2000.

On August 21, 2000, the Bank agreed to modify and extend the maturity date of the Replacement Note from June 30, 2000 to January 2, 2001 (the "Modified Replacement Note"). In exchange, the Company agreed, among other things, (i) to reduce the amount outstanding under the Modified Replacement Note to $1.5 million, (ii) that no further advances would be made under the Modified Replacement Note, (iii) to pay all past due interest on the Modified Replacement Note, and to pay the Bank certain additional fees specified in the Modified Replacement Note, (iv) to make mandatory prepayments to the Modified Replacement Note equal to a minimum of 25% of any prepayments made by L-3 to the Company under the Note, and (v) to extend the expiration date of the Series J Warrants to January 2, 2003.

LOGIMETRICS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues for the three months ended September 30, 1999 decreased $2.1 million, or 79.5%, to $0.5 million from $2.6 million for the comparable period of 1998. The decrease in revenues for the quarter ended September 30, 1999 resulted primarily from a decrease in the Company's sale of traveling wave tube amplifiers ("TWTAs").

Cost of revenues for the three months ended September 30, 1999 decreased $0.7 million, or 35.2%, to $1.2 million from $1.9 million for the comparable period of 1998. The decrease resulted primarily from a lower level of sales and the costs related thereto, offset in part by the write-off of obsolete inventory and overhead costs spread over a lower revenue base.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased $0.9 million, or 81.9%, to $2.0 million from $1.1 million for the comparable period of 1998. The increase in SG&A expenses was primarily a result of increases in financing fees and allowance for doubtful accounts, offset in part by a decrease in professional fees.

Research and development expenses for the three months ended September 30, 1999 increased $0.4 million, or 131.5%, to $0.6 million from $0.2 million for the comparable period of 1998. The increase was due primarily to a shift in personnel from production to design and development activities related to new product development and product enhancements of both the Company's point-to-multipoint ("PMP") and TWTA product lines.

For the reasons discussed above, the operating loss for the three months ended September 30, 1999 increased $2.6 million, or 438.4%, to $3.2 million from $0.6 million for the comparable period in 1998.

Interest expense for the three months ended September 30, 1999 increased $0.1 million, or 29.6%, to $0.5 million from $0.4 million for the comparable period of 1998, primarily as a result of a higher level of average outstanding indebtedness used to finance the Company's working capital requirements.

During the quarter ended September 30, 1999, the Company had no income tax benefit compared to an income tax benefit of $20,000 for the quarter ended September 30, 1998. LogiMetrics and mmTech currently file separate federal and state income tax returns. The tax benefit recorded in the quarter ended September 30, 1999 relates to pre-tax losses generated by mmTech in that period.

The Company accrued dividends on its outstanding preferred stock of $60,000 during each of the quarters ended September 30, 1999 and 1998. See "Recent Developments" for a description of the elimination of the accrued dividends.

For the reasons discussed above, net loss attributable to common stockholders for the quarter ended September 30, 1999 increased $2.8 million, or 274.9%, to $3.8 million from $1.0 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash of $0.4 million. At such date, the Company had total current assets of $2.4 million and total current liabilities of $16.6 million.

Net cash used in operating activities was $0.9 million for the three months ended September 30, 1999, and $0.3 million for the comparable period in 1998. Net cash used in operating activities during the three months ended September 30, 1999 resulted primarily from a net loss of $3.7 million, offset in part by decreases in accounts receivable and inventory, and increases in financing fees, accounts payable and accrued expenses and accrued interest expense. Net cash used in operating activities during the three months ended September 30, 1998 resulted primarily from a net loss of $0.9 million, and an increase in inventory, offset in part by increases in accounts payable and accrued expenses and accrued interest expense.

LOGIMETRICS, INC.

Net cash used for investing activities was $50,000 for the three months ended September 30, 1999, and $12,000 for the comparable period in 1998. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $0.9 million for the three months ended September 30, 1999, and $0.4 million for the three months ended September 30, 1998. Net cash provided by financing activities during both periods resulted primarily from the proceeds of debt and warrant issuances by the Company, offset in part by the repayment of outstanding indebtedness.

From July 1, 1998 to September 30, 1999, the Company raised $3.5 million from private sales of convertible debentures, warrants and bridge financing to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives and may have to curtail its marketing, development or operations.

As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with North Fork Bank (the "Bank"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Replacement Note was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Replacement Note was extended to December 31, 1999. At September 30, 1999, the Company had $11,000 available under the Replacement Note. Outstanding amounts under the Replacement Note bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At September 30, 1999, the Bank's prime rate was 8.25%. At September 30, 1999, the Company was in violation of two covenants contained in the Replacement Note that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant") and that the Company file its Form 10-KSB for the fiscal year ended June 30, 1999 by September 30, 1999 (the "Reporting Requirement Covenant"). Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Replacement Note. See "Recent Developments" for a discussion of the subsequent extension of the Replacement Note.

On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note, and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3,000,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him.

In addition to the Replacement Note, at September 30, 1999, the Company had issued and outstanding $4.9 million of its Class A Debentures, $2.1 million of its Class B Debentures, $3.0 million of its Class C Debentures and $1,000,000 of its Bridge Notes. The Class A Debentures and the Class B Debentures contained financial covenants identical to those contained in the Replacement Note. Accordingly, at September 30, 1999, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Replacement Note. As of September 30, 1999, the holders of the Class A Debentures and the Class B Debentures had waived compliance with the Net Income Covenant and the Reporting Requirement

LOGIMETRICS, INC.

Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At September 30, 1999, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See "Recent Developments" for a discussion of the subsequent conversion of all the Class A Debentures, Class B Debentures and Class C Debentures.

From time to time subsequent to September 30, 1999, the Company has received advances from certain of the Company's other investors (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. See "Recent Developments" for a discussion of the repayment of the Investor Loans.

RECENT DEVELOPMENTS

In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93,236,794 newly issued shares (the "L-3 Shares") of the Company's outstanding Common Stock, for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The number of shares of Common Stock issuable to L-3 will be adjusted, if necessary, after the Closing so that the L-3 Shares will, following such adjustment, constitute 53.5% of the Company's outstanding Common Stock after giving effect to the dilutive effects of the conversion of certain contingently issuable securities as specified in the Purchase Agreement.

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

LOGIMETRICS, INC.

L-3 also has agreed to use its reasonable best efforts (i) for a specified period of time to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering no later than December 31, 2000, subject to market and economic conditions.

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

LOGIMETRICS, INC.

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

LOGIMETRICS, INC.

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


John S. Mega..........................  Acting President
Charles S. Brand......................  Senior Vice  President of Technology and
                                        Acting General Manager -- New Jersey
                                        Operations
Norman M. Phipps......................  Senior Vice President of Administration
Christopher C. Cambria................  Vice President and Secretary


In connection with and prior to the Closing, the holders of the Company's outstanding Class A Debentures, Class B Debentures and Class C Debentures (collectively, the "Convertible Debt") converted such indebtedness into an aggregate of 30,612,420 shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2,358,500 shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12,301,802 shares of Common Stock.

In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to 355,000,000 shares, consisting of 350,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

LOGIMETRICS, INC.

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

LOGIMETRICS, INC.

Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, two officers of the Company, Mr. James Meckstroth and Mr. Erik Kruger received options to acquire 740,000 shares and 400,000 shares of Common Stock, respectively.

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

Copies of the Purchase Agreement, the Note, the Stock Pledge Agreement, the Stockholders Agreement and the Registration Rights Agreement (collectively, the "Agreements") have been attached as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, and are incorporated herein by reference. The description of each Agreement set forth above is a summary only, is not intended to be complete, and is qualified in its entirety by reference to such Agreement. The transactions described above are collectively referred to as the "Transaction."

On July 20, 2000, the Company filed with the Securities and Exchange Commission (the "Commission") an Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Information Statement"). The Information Statement was mailed on July 21, 2000 to all holders of record of the Company at the close of business on July 10, 2000 in connection with the appointment by L-3 of a majority of the members of the Board. A copy of the Information Statement has been attached as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, and is incorporated herein by reference.

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

The Company and Signal also had entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. In November 2000, Signal acquired the New York Business, and the Company paid Signal $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business.

LOGIMETRICS, INC.

On August 21, 2000, the Bank agreed to modify and extend the maturity date of the Replacement Note from June 30, 2000 to January 2, 2001 (the "Modified Replacement Note"). In exchange, the Company agreed, among other things, (i) to reduce the amount outstanding under the Modified Replacement Note to $1.5 million, (ii) that no further advances would be made under the Modified Replacement Note, (iii) to pay all past due interest on the Modified Replacement Note, and to pay the Bank certain additional fees specified in the Modified Replacement Note, (iv) to make mandatory prepayments to the Modified Replacement Note equal to a minimum of 25% of any prepayments made by L-3 to the Company under the Note, and (v) to extend the expiration date of the Series J Warrants to January 2, 2003.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses and cash constraints; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on the private sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended June 30, 1999, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

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

(b)      Reports on Form 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LOGIMETRICS, INC.

Dated: December 4, 2000                     By: /s/ Erik S. Kruger
                                                ------------------
                                                Erik S. Kruger
                                                Vice President -
                                                Finance and Administration
                                                and Principal Accounting Officer