Form 10QSB
period 1999-12-31
LOGIMETRICS INC
filed 2000-12-05
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                          Yes [ ]          No [X]

                                LOGIMETRICS, INC.

                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheet - December 31, 1999.........................    3

    Consolidated Statements of Operations -
    Six months ended December 31, 1999 and 1998 ...........................    4

    Consolidated Statements of Operations -
    Three months ended December 31, 1999 and 1998 .........................    5

    Consolidated Statements of Cash Flows -
    Six months ended December 31, 1999 and 1998............................    6

    Notes to Consolidated Financial Statements............................. 7-17

Item 2.  Management's Discussion and Analysis or Plan of Operation.........18-27

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................   28

Item 6.  Exhibits and Reports on Form 8-K..................................   28

SIGNATURES.................................................................   29

                                LOGIMETRICS, INC.

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1999

                                   (Unaudited)

ASSETS

Current Assets:
   Cash                                                   $    338,074
   Accounts receivable, less allowance
      for doubtful accounts of $36,485                         152,180
   Inventories (Note 2)                                      1,384,289
   Prepaid expenses and other current assets                    19,393
                                                          ------------
         Total current assets                                1,893,936

   Equipment and fixtures, net                               1,231,012
   Other assets                                                 77,094
                                                          ------------
TOTAL ASSETS                                              $  3,202,042
                                                          ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and other accrued expenses (Note 3)   $  5,249,851
   Current portion of long-term debt (Note 4)               12,897,913
                                                          ------------
         Total current liabilities                          18,147,764
   Long-term debt (Note 4)                                   2,173,499
                                                          ------------

TOTAL LIABILITIES                                           20,321,263
                                                          ------------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
   Preferred Stock:
         Series A, stated value $50,000 per share;
         authorized, 200 shares; issued and
         outstanding, 28 shares                                924,525
   Common Stock:
         Par value $.01; authorized,
         100,000,000 shares; issued and
         outstanding, 28,672,245 shares                        286,723

   Additional paid-in capital                                4,748,714
   Accumulated deficit                                     (22,889,733)
   Stock subscriptions receivable (Note 5)                    (189,450)
                                                          ------------
TOTAL STOCKHOLDERS' DEFICIENCY                             (17,119,221)
                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $  3,202,042
                                                          ============


                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Six Months Ended
                                            December 31,
                                         1999            1998
                                     ------------    ------------
Revenues                             $  1,322,090    $  6,355,621
Costs and expenses:
  Cost of revenues                      2,011,174       4,542,418
  Selling, general and
     administrative expenses            2,913,169       2,506,165
  Research and development                986,368         614,050
                                     ------------    ------------

Loss from operations                   (4,588,621)     (1,307,012)

Interest expense                        1,002,735         782,806
                                     ------------    ------------

Loss before income taxes               (5,591,356)     (2,089,818)

Income tax benefit                           --           (19,497)
                                     ------------    ------------

Net loss                               (5,591,356)     (2,070,321)

Preferred stock dividends                 119,978         119,978
                                     ------------    ------------

Net loss attributable
  to common stockholders             $ (5,711,334)   $ (2,190,299)
                                     ============    ============

Basic and diluted loss per
  common share (Note 6)              $      (0.20)   $      (0.08)
                                     ============    ============

Basic and diluted weighted average
  number of common shares (Note 6)     28,672,245      28,473,066
                                     ============    ============




                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                Three Months Ended
                                                    December 31,
                                                1999            1998
                                            ------------    ------------
Revenues                                    $    784,775    $  3,736,909
Costs and expenses:
   Cost of revenues                              795,791       2,666,699
   Selling, general and
      administrative expenses                    900,490       1,399,829
   Research and development                      432,012         374,625
                                            ------------    ------------

Loss from operations                          (1,343,518)       (704,244)

Interest expense                                 530,556         418,470
                                            ------------    ------------

Loss before income taxes                      (1,874,074)     (1,122,714)

Provision for income taxes                          --              --
                                            ------------    ------------

Net loss                                      (1,874,074)     (1,122,714)

Preferred stock dividends                         59,989          59,989
                                            ------------    ------------
Net loss attributable
   to common stockholders                   $ (1,934,063)   $ (1,182,703)
                                            ============    ============
Basic and diluted loss
   per common share (Note 6)                $      (0.07)   $      (0.04)
                                            ============    ============
Basic and diluted weighted average number
   of common shares (Note 6)                  28,672,245      28,484,462
                                            ============    ============



                 See Notes to Consolidated Financial Statements

                                LOGIMETRICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Six Months Ended
                                                                  December 31,
                                                               1999          1998
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends                  $(5,591,356)   $(2,070,321)
                                                           -----------    -----------

Adjustments to reconcile net loss before preferred stock dividends to net cash used in operating activities:

     Depreciation and amortization                             355,680        377,669
     Provision for doubtful accounts                           175,000        100,000
     Accrued interest expense                                  856,389        591,615
     Financing fee                                             764,678           --
     Stock compensation expense                                   --           22,181
     Increase (decrease) in cash from:
         Accounts receivable                                   880,873       (907,343)
         Inventories                                           468,702        206,375
         Prepaid expenses and other
             current assets                                        872        (40,077)
         Accounts payable and accrued expenses                 877,409         52,228
         Advance payments                                         --         (397,545)
         Other assets/liabilities                               (3,906)       (53,602)
                                                           -----------    -----------

             Total adjustments                               4,375,697        (48,499)
                                                           -----------    -----------

Net cash used in operating activities                       (1,215,659)    (2,118,820)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures                      (113,753)      (179,609)
                                                           -----------    -----------

     Net cash used in investing activities                    (113,753)      (179,609)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                             1,320,000      2,416,667
     Proceeds from warrant issuance                               --           83,333
     Loans from stockholder                                    159,526         86,000
     Repayment of loans from stockholder                       (91,681)       (86,000)
     Proceeds from exercise of warrants                           --           15,000
     Repayment of debt                                        (121,119)      (260,177)
                                                           -----------    -----------

     Net cash provided by financing activities               1,266,726      2,254,823
                                                           -----------    -----------

NET (DECREASE) INCREASE IN CASH                                (62,686)       (43,606)

CASH, beginning of period                                      400,760        432,250
                                                           -----------    -----------

CASH, end of period                                        $   338,074    $   388,644
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

The balance sheet as of December 31, 1999, the statements of operations for the three-month and six-month periods ended December 31, 1999 and 1998, and the statements of cash flows for the six-month periods ended December 31, 1999 and 1998, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.


2.      Inventories



Inventory consists of the following at December 31, 1999:



Raw material and components                 $     326,191
Work-in-progress                                1,058,098
                                            -------------
                                            $   1,384,289
                                            =============


3.      Accounts Payable and Other Accrued Expenses



Accounts payable and other accrued expenses consists of the following at December 31, 1999:



Accounts payable                            $    2,740,347
Preferred stock dividends payable                  867,923
Accrued professional fees                          284,990
Other accrued expenses                           1,356,591
                                            --------------
                                            $    5,249,851
                                            ==============

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.      Long-Term Debt



Long-term debt consists of the following at December 31, 1999:



Notes payable to Bank                       $    1,819,843
Class A Debentures                               5,150,128
Class B Debentures                               2,219,617
Class C Debentures                               3,087,482
Bridge Notes                                     1,042,175
Investor Loans                                     321,849
Notes payable - officer                            813,260
Capital lease obligations                          617,058
                                            --------------
                                                15,071,412
Less:   Current portion                         12,897,913
                                            --------------
                                                 2,173,499
                                            ==============


As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with North Fork Bank (the "Bank"). Pursuant to the terms of the Replacement Note, the amount available for borrowing was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Replacement Note was extended to December 31, 1999. Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Replacement Note. At December 31, 1999, the Company was in violation of two covenants contained in the Replacement Note. See Note 9 for a discussion of the waiver of the two covenant violations and the extension of the Replacement Note maturity date.

On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note entered into by the Company with the Bank, and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due September 30, 1999 (the " Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3,000,000 shares of the Company's common stock, par value $0.01 per share (the Common Stock") owned by him. Accordingly, a financing fee of $0.8 million was recorded by the Company. All of the Class A Debentures, Class B Debentures and Class C Debentures were converted into shares of the Company's Common Stock subsequent to December 31, 1999. See Note 9.

From time to time subsequent to December 31, 1999, the Company has received advances from certain of the Company's other investors (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Investor Loans were repaid subsequent to December 31, 1999. See Note 9.

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2000                    $   187,557
Fiscal year ending June 30, 2001                     14,714,264
Fiscal year ending June 30, 2002                        158,795
Fiscal year ending June 30, 2003                         10,796
                                                    -----------
                                                    $15,071,412
                                                    ===========
See Note 9.

5.       Stock Subscriptions Receivable

Stock subscriptions receivable consist of the following at December 31, 1999:

           Notes from former officers               $   154,450
           Note from a director                          35,000
                                                    -----------
                                                    $   189,450
                                                    ===========

6.       Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month and six-month periods ended December 31, 1999 and December 31, 1998 do not give effect to common stock equivalents because they would have an antidilutive effect.

7.       Operating Segments

At December 31, 1999, the Company had two reportable segments: point-to-multipoint ("PMP"), and traveling wave tube amplifiers ("TWTAs"). The Company designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide PMP terrestrial and satellite-based distribution services in frequency bands from 24 GHz to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including LMDS, local loop services and Ka-band satellite communications.

In addition to the Company's broadband products, at December 31, 1999, the Company designed, manufactured and marketed a wide range of high power amplifiers, including TWTAs, instrumentation amplifiers and other peripheral transmission equipment used to transmit communication signals for industrial, commercial and military applications. The Company's TWTAs operate in frequency bands from 0.5 GHz to 45 GHz, with power levels up to 10 kiloWatts.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Segment information for the six-month periods ended December 31, 1999 and 1998 was as follows:

                                                         PMP                  TWTA
                                                    Division              Division         Intercompany               Total
                                                    --------              --------         ------------              ------
1999

Net sales from external customers             $      541,302       $       780,788  $               --        $   1,322,090
Operating loss (1)                                 1,961,171             2,627,450                                4,588,621
Interest expense                                      65,275               937,460                                1,002,735
Total assets                                       1,473,594             4,917,039          (3,188,591)           3,202,042
Capital expenditures                                 112,261                 1,492                                  113,753
Depreciation and amortization                        113,074               242,606                                  355,680

1998

Net sales from external customers              $   1,699,267       $     4,656,354  $               --        $   6,355,621
Operating (loss) gain(1)                          (1,349,790)               42,778                               (1,307,012)
Interest expense                                      20,975               761,831                                  782,806
Total assets                                       2,242,575             6,004,745          (1,811,194)           6,436,126
Capital expenditures                                 166,211                13,398                                  179,609
Depreciation and amortization                         43,827               333,842                                  377,669



(1) Includes depreciation and amortization.

8.       Related Party Transactions

Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and pays to mmTech $36,474 in annual rent. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC paid to mmTech a net amount of $83,447 for the six months ended December 31, 1999.

9.       Subsequent Events

From time to time subsequent to December 31, 1999, the Company has received advances in the form of the Investor Loans. The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The aggregate principal amount of the Investor Loans advanced to the Company was $1,000,000. See below for a discussion of the repayment of the Investor Loans.

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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


John S. Mega............................ Acting President
Charles S. Brand........................ Senior Vice President of Technology
                                         and Acting General Manager -- New
                                         Jersey Operations
Norman M. Phipps........................ Senior Vice President of Administration
Christopher C. Cambria.................. Vice President and Secretary


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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                LOGIMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

LOGIMETRICS, INC.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six Months Ended December 31, 1999 Compared to Six Months Ended
December 31, 1998

Revenues for the six months ended December 31, 1999 decreased $5.1 million, or 79.2%, to $1.3 million from $6.4 million for the comparable period of 1998. The decrease in revenues for the quarter ended December 31, 1999 resulted primarily from a decrease in the Company's sale of traveling wave tube amplifiers ("TWTAs").

Cost of revenues for the six months ended December 31, 1999 decreased
$2.5 million, or 55.7 %, to $2.0 million from $4.5 million for the comparable period of 1998. The decrease resulted primarily from a lower level of sales and the costs related thereto, offset in part by the write-off of obsolete inventory and overhead costs spread over a lower revenue base.

Selling, general and administrative expenses for the six months ended December 31, 1999 increased $0.4 million, or 12.2 %, to $2.9 million from $2.5 million for the comparable period of 1998. The increase in SG&A expenses was primarily a result of increases in financing fees and allowance for doubtful accounts, offset in part by decreases in commission expense due to decreased sales and a reduction in insurance and travel-related expenses.

Research and development expenses for the six months ended December 31, 1999 increased $0.4 million, or 60.6%, to $1.0 million from $0.6 million for the comparable period of 1998. The increase was due primarily to a shift in personnel from production to design and development activities related to new product development and product enhancements of both the Company's PMP and TWTA product lines.

For the reasons discussed above, the operating loss for the six months ended December 31, 1999 increased $3.3 million, or 251.1%, to $4.6 million from $1.3 million for the comparable period in 1998.

Interest expense for the six months ended December 31, 1999 increased $0.2 million, or 28.1%, to $1.0 million from $0.8 million for the comparable period of 1998, primarily as a result of a higher level of average outstanding indebtedness used to finance the Company's working capital requirements.

During the six month period ended December 31, 1999, the Company had no income tax benefit compared to an income tax benefit of $20,000 for the six-month period ended December 31, 1998. LogiMetrics and mmTech currently file separate federal and state income tax returns. The tax benefit recorded in the six months ended December 31, 1998 relates to pre-tax losses generated by mmTech in that period.

The Company accrued dividends on its outstanding preferred stock of $0.1 million during each of the six-month periods ended December 31, 1999 and 1998. See "Recent Developments" for a description of the elimination of the accrued dividends.

For the reasons discussed above, net loss attributable to common stockholders for the six months ended December 31, 1999 increased $3.5 million, or 160.8%, to $5.7 million from $2.2 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $0.3 million. At such date, the Company had total current assets of $1.9 million and total current liabilities of $18.1 million.

LOGIMETRICS, INC.

Net cash used in operating activities was $1.2 million for the six months ended December 31, 1999, and $2.1 million for the comparable period in 1998. Net cash used in operating activities during the six months ended December 31, 1999 resulted primarily from a net loss of $5.6 million, offset in part by decreases in accounts receivable and inventory and increases in financing fees, accounts payable and accrued expenses and accrued interest expense. Net cash used in operating activities during the six months ended December 31, 1998 resulted primarily from a net loss of $2.1 million and an increase in accounts receivable, offset in part by increases in accrued interest expense and a decrease in inventories.


Net cash used for investing activities was $0.1 million for the six months ended December 31, 1999, and $0.2 million for the comparable period in 1998. Net cash used for investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $1.3 million for the six months ended December 31, 1999, and $2.3 million for the six months ended December 31, 1998. Net cash provided by financing activities during both periods resulted primarily from the proceeds of debt and warrant issuances by the Company, offset in part by the repayment of outstanding indebtedness.

From July 1, 1998 to December 31, 1999, the Company raised $3.8 million from private sales of convertible debentures, warrants and short-term notes to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives and may have to curtail its marketing, development or operations.


As of September 1, 1999, the Company entered into a Reduced and Extended Revolving Credit Note (the "Replacement Note") and a Recognition and Limited Forebearance Agreement (the "Forebearance Agreement") with North Fork Bank (the "Bank"). Pursuant to the terms of the Replacement Note, the amount available for borrowing under the Replacement Note was reduced to $1.93 million (the amount outstanding as of such date) and the maturity date of the Replacement Note was extended to December 31, 1999. At December 31, 1999, the Company had $110,000 available under the Replacement Note. Outstanding amounts under the Replacement Note bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At December 31, 1999, the Bank's prime rate was 8.50%. At December 31, 1999, the Company was in violation of two covenants contained in the Replacement Note that the Company report net income of at least $1.00 for each fiscal quarter (the "Net Income Covenant"), that the Company file its Form 10-KSB for the fiscal year ended June 30, 1999 by September 30, 1999 and that the Company file its Form 10-QSB for the quarter ended September 30, 1999 by November 14, 1999 (the "Reporting Requirement Covenant"). Under the terms of the Forebearance Agreement, the Bank agreed to forbear, until December 31, 1999, from declaring any event of default or from exercising any remedies under the Replacement Note. See "Recent Developments" for a discussion of the subsequent extension of the Replacement Note.

LOGIMETRICS, INC.

On September 7, 1999, the Company sold an aggregate of $1,000,000 of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1,000,000. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note, and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due December 31, 1999 (the "Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3,000,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him.

In addition to the Replacement Note, at December 31, 1999, the Company had issued and outstanding $5.2 million of its Class A Debentures, $2.2 million of its Class B Debentures, $3.1 million of its Class C Debentures and $1.4 million of its Bridge Notes and Investor Loans. The Class A Debentures and the Class B Debentures contained financial covenants identical to those contained in the Replacement Note. Accordingly, at December 31, 1999, the Company was in default of the Net Income Covenant and the Reporting Requirement Covenant to the same extent as under the Replacement Note. As of December 31, 1999, the holders of the Class A Debentures and the Class B Debentures had waived compliance with the Net Income Covenant and the Reporting Requirement Covenant until maturity. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At December 31, 1999, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See "Recent Developments" for a discussion of the subsequent conversion of all the Class A Debentures, Class B Debentures and Class C Debentures.

From time to time subsequent to December 31, 1999, the Company has received advances from certain of the Company's other investors (the "Investor Loans"). At December 31, 1999, $320,000 of Investor Loans had been received. The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. See "Recent Developments" for a discussion of the repayment of the Investor Loans.

LOGIMETRICS, INC.

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


John S. Mega....................... Acting President
Charles S. Brand................... Senior Vice President of Technology and
                                    Acting General Manager -- New
                                    Jersey Operations
Norman M. Phipps................... Senior Vice President of Administration
Christopher C. Cambria............. Vice President and Secretary

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

LOGIMETRICS, INC.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predic " "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's history of losses and cash constraints; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on the private sale of securities to meet its working capital needs; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended June 30, 1999, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

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