Form 10QSB
period 2000-03-31
LOGIMETRICS INC
filed 2001-04-03
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Common Stock, par value                      Outstanding at February 28, 2001:
     $.01 per share                                168,510,190 shares

           Transitional Small Business Disclosure Format (check one):

                         Yes [ ]          No [X]

                        LOGIMETRICS, INC. AND SUBSIDIARY

                                      INDEX



PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - March 31, 2000................................3

Consolidated Statements of Operations:
Nine months ended March 31, 2000 and 1999..................................4

Three months ended March 31, 2000 and 1999.................................5

Consolidated Statements of Cash Flows -
Nine months ended March 31, 2000 and 1999..................................6

Notes to Consolidated Financial Statements..............................7-15

Item 2.  Management's Discussion and Analysis or Plan of Operation.....16-25

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................26

Item 6.  Exhibits and Reports on Form 8-K.................................26

SIGNATURES................................................................27

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                             $    932,815
   Accounts receivable, less allowance
       for doubtful accounts of $2,625                                   190,521
   Inventories (Note 3)                                                  554,905
   Prepaid expenses and other current assets                              45,726
                                                                    ------------
          Total current assets                                         1,723,967

   Equipment and fixtures, net                                           943,737
   Other assets                                                           78,634
                                                                    ------------
TOTAL ASSETS                                                        $  2,746,338
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 4)             $  3,820,919
   Net short-term liabilities of discontinued operations (Note 2)      5,094,884
   Current portion of long-term debt (Note 5)                         17,862,182
                                                                    ------------
          Total current liabilities                                   26,777,985

   Long-term debt (Note 5)                                               244,730
                                                                    ------------

TOTAL LIABILITIES                                                     27,022,715
                                                                    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred Stock:
          Series A, stated value $50,000 per share;
          authorized, 200 shares; issued and
          outstanding, 26 shares                                         858,486
   Common Stock:
          Par value $.01; authorized,
          100,000,000 shares; issued and
          outstanding, 28,935,925 shares                                 289,360
   Additional paid-in capital                                          4,833,877
   Accumulated deficit                                               (30,068,650)
   Stock subscriptions receivable (Note 6)                              (189,450)
                                                                    ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (24,276,377)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  2,746,338
                                                                    ============


                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        Nine Months Ended
                                                                              March 31,
                                                                    2000                    1999
                                                             ------------------      -------------------
Revenues                                                     $  1,087,744              $  3,209,835
Costs and expenses:
  Cost of revenues                                              1,420,781                 2,280,214
  Selling, general and administrative expenses                  3,513,960                 2,380,422
  Research and development                                        976,543                   743,774
                                                             ------------------      -------------------
Loss from operations                                           (4,823,540)               (2,194,575)
Interest expense                                                1,554,187                 1,256,418
                                                             ------------------      -------------------
Loss before income taxes                                       (6,377,727)               (3,450,993)
Income tax benefit                                                   --                     (19,497)
                                                             ------------------      -------------------
Loss from continuing operations                                (6,377,727)               (3,431,496)
                                                             ------------------      -------------------
Discontinued operations:
  (Loss) income from operations                                (4,302,547)                  582,019
  Loss on disposal of discontinued operations                  (2,090,000)                     --
                                                             ------------------      -------------------
  Total (loss) income from discontinued operations             (6,392,547)                  582,019
Net loss                                                      (12,770,274)               (2,849,477)
Preferred stock dividends                                         113,217                   178,663
                                                             ------------------      -------------------
Net loss attributable to common stockholders                 $(12,883,491)             $ (3,028,140)
                                                             ==================      ===================
Net loss attributable to common stockholders
  from continuing operations                                 $ (6,490,944)             $ (3,610,159)
                                                             ==================      ===================
Basic and diluted loss per common share (Note 7):
  Loss from continuing operations                            $      (0.23)             $      (0.13)
  (Loss) income from discontinued operations                        (0.15)                     0.02
  Loss on disposal of discontinued operations                       (0.07)                     --
                                                             ------------------      -------------------
  Net loss attributable to common stockholders               $      (0.45)             $      (0.11)
                                                             ==================      ===================
Basic and diluted weighted average
  number of common shares (Note 7)                             28,713,327                28,478,770
                                                             ==================      ===================


      See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Three Months Ended
                                                                                March 31,
                                                                          2000                  1999
                                                                  ------------             -------------
Revenues                                                          $    546,442              $  1,510,568
Costs and expenses:
  Cost of revenues                                                     512,024                 1,004,353
  Selling, general and administrative expenses                       1,925,827                   821,397
  Research and development                                             272,686                   229,724
                                                                  ------------             -------------
Loss from operations                                                (2,164,095)                 (544,906)

Interest expense                                                       551,452                   473,612
                                                                  ------------             -------------
Loss from continuing operations                                     (2,715,547)               (1,018,518)
                                                                  ------------             -------------
Discontinued operations:

  (Loss) income from operations                                     (2,373,371)                  239,362
  Loss on disposal of discontinued operations                       (2,090,000)                     --
                                                                  ------------             -------------
  Total (loss) income from discontinued operations                  (4,463,371)                  239,362

  Net loss                                                          (7,178,918)                 (779,156)
Preferred stock (dividends forfeited) dividends                         (6,761)                   58,685
                                                                  ------------             -------------
Net loss attributable to common stockholders                      $ (7,172,157)             $   (837,841)
                                                                  ============              ============

Net loss attributable to common stockholders
  from continuing operations                                      $ (2,708,786)             $ (1,077,203)
                                                                  ============              ============

Basic and diluted loss per common share (Note 7):

  Loss from continuing operations                                 $      (0.10)             $      (0.04)
  (Loss) income from discontinued operations                             (0.08)                     0.01
  Loss on disposal of discontinued operations                            (0.07)                     --
                                                                  ------------             -------------
  Net loss attributable to common stockholders                    $      (0.25)             $      (0.03)
                                                                  ============              ============
Basic and diluted weighted average
  number of common shares (Note 7)                                  28,797,775                28,490,430
                                                                  ============              ============


                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                        2000                  1999
                                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends                                         $(12,770,274)         $ (2,849,477)
                                                                                  ------------          ------------
Loss (income) from discontinued operations                                           6,392,547              (582,019)
Adjustments to reconcile net loss before preferred
stock dividends to net cash used in operating activities
from continuing operations:
  Depreciation and amortization                                                        378,911               531,269
  Accrued interest expense                                                           1,352,800               956,179
  Financing fee                                                                        764,678                  --
  Stock compensation expense                                                              --                  34,635
Increase (decrease) in cash from:
  Accounts receivable                                                                   97,833              (891,118)
  Inventories                                                                          244,569                29,674
  Prepaid expenses and other
    current assets                                                                     (40,832)              (26,374)
  Accounts payable and accrued expenses                                                882,991               642,551
  Other assets/liabilities                                                             (35,628)              (19,697)
                                                                                  ------------          ------------
      Total adjustments                                                             10,037,869               675,100
                                                                                  ------------          ------------
Net cash used in operating activities from continuing operations                    (2,732,405)           (2,174,377)
                                                                                  ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of equipment and fixtures                                                 (258,558)             (253,478)
                                                                                  ------------          ------------
Net cash used in investing activities from continuing operations                      (258,558)             (253,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                        2,000,000             2,416,667
  Proceeds from Signal loan                                                          2,000,000                  --
  Proceeds from warrant issuance                                                          --                  83,333
  Loans from stockholders                                                              180,934               387,347
  Repayment of loans from stockholders                                                 (91,681)             (119,339)
  Proceeds from exercise of warrants                                                      --                  15,000
  Repayment of debt                                                                   (155,304)             (321,691)
                                                                                  ------------          ------------
Net cash provided by financing activities from continuing operations                 3,933,949             2,461,317
                                                                                  ------------          ------------
Net cash used in discontinued operations                                              (410,931)              (36,245)
NET INCREASE (DECREASE) IN CASH                                                        532,055                (2,783)
CASH, beginning of period                                                              400,760               432,250
                                                                                  ------------          ------------
CASH, end of period                                                               $    932,815          $    429,467
                                                                                  ============          ============


                      See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly-owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company"). Unless otherwise indicated, all references to the Company include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

The balance sheet as of March 31, 2000, the statements of operations for the three and nine month periods ended March 31, 2000 and 1999, and the statements of cash flows for the nine-month periods ended March 31, 2000 and 1999, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ended June 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

2. Discontinued Operations

On February 17, 2000, the Company and Signal Technology Corporation ("Signal") entered into a non-binding Letter of Intent (the "Letter of Intent"). In connection with the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. In July 2000, the Company terminated the Letter of Intent. In November 2000, the Company and Signal finalized negotiations resulting in Signal's acquisition of the New York Business. Pursuant to the acquisition terms, the Company paid Signal approximately $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business. In connection with the sale of the New York Business to Signal, the Company recorded a loss on disposal of approximately $2.1 million ($0.07 per share). The New York Business is reported as a discontinued operation for all periods presented. The statements of consolidated income, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation. See Note 9.

Revenues generated by the New York Business during 2000 through the date of disposition (February 17, 2000) were approximately $1.0 million. Revenues for the nine months ended March 31, 1999 were approximately $6.5 million. These amounts are not included in revenues as reported in the Consolidated Statements of Operations.

3. Inventories

Inventory consists of the following at March 31, 2000:

Raw material and components        $ 219,475
Work-in-progress                     335,430
                                   ---------
                                    $554,905
                                   =========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at March 31, 2000:

Accounts payable                                      $     1,224,899
Preferred stock dividends payable                             861,162
Accrued professional fees                                     515,490
Other accrued expenses                                      1,219,368
                                                      ---------------
                                                      $     3,820,919
                                                      ===============

5. Long-Term Debt

Long-term debt consists of the following at March 31, 2000:

Replacement Note                                      $     1,785,658
Class A Debentures                                          5,374,870
Class B Debentures                                          2,316,477
Class C Debentures                                          3,175,112
Bridge Notes                                                1,076,253
Investor Loans                                              1,021,407
Signal Loan                                                 2,019,005
Notes payable - stockholder                                   849,206
Capital lease obligations                                     488,924
                                                       --------------
                                                           18,106,912
Less: current portion                                      17,862,182
                                                       --------------
                                                       $      244,730
                                                       ==============

On September 7, 1999, the Company sold an aggregate of $1.0 million of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1.0 million. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets and ranks junior to the Reduced and Extended Revolving Credit Note (the "Replacement Note") entered into by the Company with North Fork Bank (the "Bank"). The Replacement Note ranks senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3.0 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him. Accordingly, a financing fee and a capital contribution of approximately $0.8 million was recorded by the Company. All of the Class A Debentures, Class B Debentures and Class C Debentures were converted into shares of the Company's Common Stock subsequent to March 31, 2000. See Note 9.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

On February 17, 2000, the Company entered into the Letter of Intent with Signal. The Company terminated the Letter of Intent with Signal subsequent to March 31, 2000. See Note 9.

In connection with the Letter of Intent, at March 31, 2000, Signal had loaned $2.0 million to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note").

Prior to and concurrent with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Signal Loan and the Investor Loans were repaid subsequent to March 31, 2000. See Note 9.

The Signal Loan and the Investor Loans described above are collectively referred to as the "Signal Transactions."

In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Replacement Note resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Replacement Note to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Replacement Note, (iii) to pay all past due amounts outstanding under the Replacement Note, and to pay the Bank certain additional fees specified in the Consent Letter, and (iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. See Note 9 for a discussion of the extension of the Replacement Note maturity date and the expiration date of the Series J Warrants.

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2000                         $   1,845,081
Fiscal year ending June 30, 2001                            16,092,240
Fiscal year ending June 30, 2002                               158,795
Fiscal year ending June 30, 2003                                10,796
                                                         -------------
                                                         $  18,106,912
                                                         =============
See Note 9.

6. Stock Subscriptions Receivable

Stock subscriptions receivable consists of the following at March 31, 2000:

          Notes from former officers                     $     154,450
          Note from a director                                  35,000
                                                         -------------
                                                         $     189,450
                                                         =============

7. Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month and nine-month periods ended March 31, 2000 and March 31, 1999 do not give effect to common stock equivalents because they would have an antidilutive effect.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


8. Related Party Transactions

Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility, the rent incurred by ACC is approximately $58 thousand per annum. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $113 thousand and $31 thousand and mmTech incurred expenses of $5 thousand and $32 thousand for the nine months ended March 31, 2000 and March 31, 1999, respectively. At March 31, 2000, ACC owed mmTech approximately $43 thousand.

9. Subsequent Events

In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93.2 million newly issued shares (the "L-3 Shares") of the Company's outstanding Common Stock, for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The Company and L-3 subsequently agreed to extend the maturity date. As of February 22, 2001, the Note had been paid in full by L-3. Pursuant to the terms of the Purchase Agreement, the number of shares of Common Stock issued to L-3 was adjusted to 92.1 million, constituting 53.5% of the Company's outstanding Common Stock as calculated pursuant to the Purchase Agreement.

The number of shares of Common Stock issuable to L-3 will be adjusted, if necessary, after the Closing so that the L-3 Shares will, following such adjustment, constitute 53.5% of the Company's outstanding Common Stock after giving effect to the dilutive effects of the conversion of certain contingently issuable securities as specified in the Purchase Agreement.

Under the Purchase Agreement, L-3 has agreed, subject to the satisfaction of certain conditions, to purchase up to 3,333,333 shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of March 16, 2001, L-3 has acquired 666,667 Additional Shares for $1.0 million.

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

L-3 also has agreed to use its reasonable best efforts (i) for a specified period of time after the Closing to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering, subject to market and economic conditions.

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

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

Each of the Company and L-3 has agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including under the Note and in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) shall not exceed in the aggregate $20.0 million, such $20.0 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

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


John S. Mega..........................Acting President
Charles S. Brand......................Senior Vice President of Technology and
                                      Acting General Manager -- New Jersey
                                      Operations
Norman M. Phipps......................Senior Vice President of Administration
Christopher C. Cambria................Vice President and Secretary

In connection with and prior to the Closing, the holders of the Company's outstanding Class A Debentures, Class B Debentures and Class C Debentures (collectively, the "Convertible Debt") converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock. In addition, subsequent to the Closing other investors exchanged their outstanding warrants to purchase Common Stock for an aggregate of 2.1 million shares of Common Stock.

In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to
355.0 million shares, consisting of 350.0 million shares of Common Stock and
5.0 million shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

In addition, if at any time after the earlier of (i) January 2, 2001 and (ii) the consummation of a Qualifying Offering, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


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

Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2 thousand per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, two officers of the Company, Mr. James Meckstroth and Mr. Erik Kruger, received options to acquire 740,000 shares and 400,000 shares of Common Stock, respectively.

In addition, pursuant to the Transaction, options to purchase an aggregate of
12.7 million shares of Common Stock were granted to L-3, Cramer Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties related to such party). The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

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

In connection with the Transaction, the Company terminated the Letter of Intent with Signal relating to the proposed merger of the Company with a subsidiary of Signal. The Signal Loan and the Investor Loans were repaid with a portion of the net proceeds of the Transaction.

The Company and Signal also had entered into the Management Agreement pursuant to which Signal, through its Keltec division, assumed the management and operation of the New York Business and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it is operating the New York Business. In November 2000, Signal acquired the New York Business, and the Company paid Signal $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business.

On August 21, 2000, the Bank agreed to modify and extend the maturity date of the Replacement Note from June 30, 2000 to January 2, 2001 (the "Modified Replacement Note"). In exchange, the Company agreed, among other things, (i) to reduce the amount outstanding under the Modified Replacement Note to $1.5 million, (ii) that no further advances would be made under the Modified Replacement Note, (iii) to pay all past due interest on the Modified Replacement Note, and to pay the Bank certain additional fees specified in the Modified Replacement Note, (iv) to make mandatory prepayments to the Modified Replacement Note equal to a minimum of 25% of any prepayments made by L-3 to the Company under the Note, and (v) to extend the expiration date of the Series J Warrants to January 2, 2003. The Modified Replacement Note was paid in full on February 14, 2001.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net revenues for the nine months ended March 31, 2000 decreased $2.1 million, or 66.1%, to $1.1 million from $3.2 million for the comparable period of 1999. The decrease in revenues for the nine months ended March 31, 1999 resulted from a decrease in the Company's point-to-multipoint ("PMP") sales, due to the completion of one program for a customer of the Company.

Cost of revenues for the nine months ended March 31, 2000 decreased $0.9 million, or 37.7%, to $1.4 million from $2.3 million for the comparable period of 1999. The decrease resulted primarily from a lower level of sales and the costs related thereto, offset in part by the write-off of obsolete inventory and overhead costs spread over a lower revenue base.

Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 2000 increased $1.1 million, or 47.6%, to $3.5 million from $2.4 million for the comparable period of 1999. The increase in SG&A expenses primarily resulted from increases in financing fees, professional fees and personnel costs. The increase in SG&A expenses was offset in part by a decrease in commission expense due to lower sales.

Research and development expenses for the nine months ended March 31, 2000 increased $0.3 million, or 31.3%, to $1.0 million from $0.7 million for the comparable period of 1999 as a result of a shift in personnel from production to design and development activities related to new product development and product enhancement.

For the reasons discussed above, the Company recorded an operating loss of $4.8 million for the nine months ended March 31, 2000, compared to an operating loss of $2.2 million for the comparable period in 1999.

Interest expense for the nine months ended March 31, 2000 increased $0.3 million, or 23.7%, to $1.6 million from $1.3 million for the comparable period of 1999, primarily as a result of a higher level of average outstanding indebtedness.

During the nine months ended March 31, 2000, the Company had no income tax benefit, compared to an income tax benefit of $19 thousand for the nine months ended March 31, 1999. LogiMetrics and mmTech currently file separate federal and state tax returns. The tax benefit recorded in the nine months ended March 31, 1999 related to pre-tax losses generated by mmTech in that period.

During the nine months ended March 31, 2000, the Company accrued dividends on its outstanding preferred stock of $0.1 million compared to $0.2 million for the comparable period of 1999, as a result of a reduction in the number of preferred stock shares outstanding. See "Recent Developments" for a description of the elimination of the accrued dividends.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders from continuing operations for the nine months ended March 31, 2000 of $6.5 million, compared to a net loss attributable to common stockholders from continuing operations of $3.6 million for the comparable period in 1999.

LOGIMETRICS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash of $0.9 million. At such date, the Company had total current assets of $1.7 million and total current liabilities of $26.8 million.

Net cash used in operating activities from continuing operations was $2.7 million for the nine months ended March 31, 2000, compared to $2.2 million for the comparable period in 1999. Net cash used in operating activities during the nine months ended March 31, 2000 resulted primarily from a net loss of $6.4 million offset in part by increases in accrued interest expense, accounts payable and accrued expenses and financing fees. Net cash used in operating activities during the nine months ended March 31, 1999 resulted primarily from a net loss from continuing operations of $3.4 million and an increase in accounts receivable, offset in part by increases in accrued interest expense and accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $0.3 million for the nine months ended March 31, 2000, and for the comparable period in 1999. Net cash used in investing activities from continuing operations in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities from continuing operations was $3.9 million for the nine-month period ended March 31, 2000 and $2.5 million for the comparable period in 1999. Net cash provided by financing activities from continuing operations during both the 2000 and 1999 periods resulted primarily from the proceeds of certain debt and warrant issuances by the Company, offset in part by the repayment of certain outstanding indebtedness.

Net cash used in discontinued operations was $0.4 million for the nine months ended March 31, 2000, compared with net cash used in discontinued operations of $36 thousand for the comparable period in 1999.

From July 1, 1998 to March 31, 2000, the Company raised approximately $6.5 million from private sales of convertible debentures, warrants and the Signal Loan (as defined below) to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives and may have to curtail its marketing, development or operations. See "Recent Developments."

On September 7, 1999, the Company sold an aggregate of $1.0 million of its Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes") to a group of institutional investors (the "Lenders") for an aggregate cash purchase price of $1.0 million. The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Reduced and Extended Revolving Credit Note (the "Replacement Note") with North Fork Bank (the "Bank"), and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated 13% Senior Subordinated Convertible Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Senior Subordinated Debentures due December 31, 1999 (the "Class C Debentures"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman, transferred to the Lenders an aggregate of 3.0 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him. Accordingly, a financing fee and a capital contribution of approximately $0.8 million was recorded by the Company.

LOGIMETRICS, INC. AND SUBSIDIARY

In connection with the Signal Transactions as described below, the holders of the Class A Debentures, the Class B Debentures and the Class C Debentures (collectively, the "Senior Subordinated Indebtedness") agreed to extend the maturity date of the Senior Subordinated Indebtedness to July 2, 2000 and the holders of the Bridge Notes also agreed to extend their maturity date to July 2, 2000. See "Recent Developments" for a discussion of the subsequent conversion of all the Class A Debentures, Class B Debentures and Class C Debentures.

On February 17, 2000, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Signal Technology Corporation ("Signal"). The Company terminated the Letter of Intent with Signal subsequent to March 31, 2000. See "Recent Developments."

In connection with the Letter of Intent, at March 31, 2000, Signal had loaned $2.0 million to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note").

Prior to and concurrent with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Signal Loan and the Investor Loans were repaid subsequent to March 31, 2000. See "Recent Developments."

The Signal Loan and the Investor Loans described above are collectively referred to as the "Signal Transactions."

In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Replacement Note resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the amount available under the Replacement Note to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Replacement Note, (iii) to pay all past due amounts outstanding under the Replacement Note, and to pay the Bank certain additional fees specified in the Consent Letter, and (iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. See "Recent Developments" for a discussion of the extension of the Replacement Note maturity date and the expiration date of the Series J Warrants.

At March 31, 2000, the Company had $14 thousand available under the Replacement Note. Outstanding amounts under the Replacement Note bear interest at the rate of 2% per annum in excess of the Bank's prime rate. At March 31, 2000, the Bank's prime rate was 9.0%.

In addition to the Replacement Note, at March 31, 2000, the Company had issued and outstanding $5.4 million of its Class A Debentures, $2.3 million of its Class B Debentures, $3.2 million of its Class C Debentures and $2.1 million of its Bridge Notes and Investor Loans. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the Securities and Exchange Commission (the "SEC") on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At March 31, 2000, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See "Recent Developments" for a discussion of the subsequent conversion of all the Class A Debentures, Class B Debentures and Class C Debentures.

LOGIMETRICS, INC. AND SUBSIDIARY

RECENT DEVELOPMENTS

In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93.2 million newly issued shares (the "L-3 Shares") of the Company's outstanding Common Stock, for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note will be prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. If not paid prior thereto, the Note will be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The Company and L-3 subsequently agreed to extend the January 2, 2001 maturity date. As of February 22, 2001, the Note had been paid in full by L-3. Pursuant to the terms of the Purchase Agreement, the number of shares of Common Stock issued to L-3 was adjusted to 92.1 million, constituting 53.5% of the Company's outstanding Common Stock as calculated pursuant to the Purchase Agreement.

Under the Purchase Agreement, L-3 has agreed, subject to the satisfaction of certain conditions, to purchase up to 3,333,333 shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of March 16, 2001, L-3 had acquired 666,667 Additional Shares for $1.0 million.

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

L-3 also has agreed to use its reasonable best efforts (i) for a specified period of time after the Closing to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares; and (ii) to cooperate with the Company to consummate the Qualifying Offering, subject to market and economic conditions.

Pursuant to the Purchase Agreement, the Company has agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.

LOGIMETRICS, INC. AND SUBSIDIARY

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

LOGIMETRICS, INC. AND SUBSIDIARY

Each of the Company and L-3 has agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including under the Note and in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) shall not exceed in the aggregate $20.0 million, such $20.0 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

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

LOGIMETRICS, INC. AND SUBSIDIARY

Effective upon the Closing, the following persons were elected to hold the offices set forth opposite their respective names.

John S. Mega.................           Acting President
Charles S. Brand.............           Senior Vice President of Technology and
                                        Acting General Manager -- New Jersey
                                        Operations
Norman M. Phipps.............           Senior Vice President of Administration
Christopher C. Cambria.......           Vice President and Secretary

In connection with and prior to the Closing, the holders of the Company's outstanding Class A Debentures, Class B Debentures and Class C Debentures (collectively, the "Convertible Debt") converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50,000 per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. Prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock. In addition, subsequent to the Closing other investors exchanged their outstanding warrants to purchase Common Stock for an aggregate of 2.1 million shares of Common Stock.

In connection with and prior to the Closing, the Company amended (i) its Certificate of Incorporation to increase the number of authorized shares to
355.0 million shares, consisting of 350.0 million shares of Common Stock and
5.0 million shares of preferred stock, par value $0.01 per share, and (ii) its By-laws to allow the holders of a majority of the outstanding Common Stock to call special meetings of the stockholders of the Company. Copies of the amendment of the Company's Certificate of Incorporation and By-laws have been filed as Exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

In addition, if at any time after the earlier of (i) January 2, 2001 and (ii) the consummation of a Qualifying Offering, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2 thousand per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8,902,200 shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, two officers of the Company, Mr. James Meckstroth and Mr. Erik Kruger, received options to acquire 740,000 shares and 400,000 shares of Common Stock, respectively.

LOGIMETRICS, INC. AND SUBSIDIARY

In addition, pursuant to the Transaction, options to purchase an aggregate of
12.7 million shares of Common Stock were granted to L-3, Cramer, Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties related to such party). The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

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

In connection with the Transaction, the Company terminated the Letter of Intent with Signal relating to the proposed merger of the Company with a subsidiary of Signal. The Signal Loan and the Investor Loans were repaid with a portion of the net proceeds of the Transaction.

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

On August 21, 2000, the Bank agreed to modify and extend the maturity date of the Replacement Note from June 30, 2000 to January 2, 2001 (the "Modified Replacement Note"). In exchange, the Company agreed, among other things, (i) to reduce the amount outstanding under the Modified Replacement Note to $1.5 million, (ii) that no further advances would be made under the Modified Replacement Note, (iii) to pay all past due interest on the Modified Replacement Note, and to pay the Bank certain additional fees specified in the Modified Replacement Note, (iv) to make mandatory prepayments to the Modified Replacement Note equal to a minimum of 25% of any prepayments made by L-3 to the Company under the Note, and (v) to extend the expiration date of the Series J Warrants to January 2, 2003. The Modified Replacement Note was paid in full on February 14, 2001.

LOGIMETRICS, INC. AND SUBSIDIARY

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number      Description

27          Financial Data Schedule

(b) Reports on Form 8-K:

     Current Report on Form 8-K/A filed February 9, 2000
     Current Report on Form 8-K filed March 16, 2000

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LOGIMETRICS, INC.

Dated: April 3, 2001                       By: /s/ Erik S. Kruger
                                               ------------------
                                               Erik S. Kruger
                                               Vice President -
                                               Finance and Administration
                                               and Principal Accounting Officer