Form 10KSB
period 2000-06-30
LOGIMETRICS INC
filed 2001-07-18
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State issuer's revenues for its most recent fiscal year: $1,606,860

     As of April 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 30, 2001 was $3,009,883.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

 Class of Common Equity                            Outstanding at April 30, 2001
 ----------------------                            -----------------------------
 Common Stock, par value                                169,176,857 shares
     $.01 per share

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                LOGIMETRICS, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 2000
                                      INDEX

                                     PART I

                                                                                                                        PAGE
 Item 1.  Description of Business......................................................................................... 3

 Item 2.  Description of Property........................................................................................ 18

 Item 3.  Legal Proceedings.............................................................................................. 18

 Item 4.  Submission of Matters to a Vote of Security Holders............................................................ 18

                                     PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters........................................................19

 Item 6.  Management's Discussion and Analysis or Plan of Operation.......................................................20

 Item 7.  Financial Statements............................................................................................24

 Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............................45

                                    PART III

 Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............................................................45

 Item 10.  Executive Compensation.........................................................................................49

 Item 11.  Security Ownership of Certain Beneficial Owners and Management.................................................53

 Item 12.  Certain Relationships and Related Transactions.................................................................57

 Item 13.  Exhibits and Reports on Form 8-K...............................................................................59


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         LogiMetrics, Inc., a Delaware corporation ("LogiMetrics"), and its wholly-owned subsidiary, mmTech, Inc., a New Jersey corporation ("mmTech") (collectively, the "Company"), designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules that provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 GigaHertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

         Prior to February 17, 2000, the Company also was engaged in the design, manufacture and sale of a wide range of high-power amplifiers, including traveling wave tube amplifiers ("TWTAs"), instrumentation amplifiers and other peripheral transmission equipment used to transmit communications signals for industrial, commercial and military applications conducted by the Company at its Bohemia, New York facility (the "New York Business"). The Company disposed of the New York Business during fiscal year 2000. See "Recent Developments" and
Item 7. Financial Statements. The New York Business is reported as a discontinued operation for all periods presented in this Annual Report on Form 10-KSB. The consolidated statements of operations, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

         LogiMetrics was founded in December 1968 as a Delaware corporation. The Company's headquarters are located at 435 Moreland Road, Hauppauge, New York 11788. The Company's telephone number is (631) 231-1700.

RECENT DEVELOPMENTS

         In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93.2 million newly issued shares (the "L-3 Shares") of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"), for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note has been prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. Previously, the Note was to be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The Company and L-3 subsequently agreed to extend the maturity date. As of March 31, 2001, the Note had been paid in full by L-3. Pursuant to the terms of the Purchase Agreement, the number of shares of Common Stock issued to L-3 was adjusted to 92.1 million, constituting 53.5% of the Company's outstanding Common Stock as calculated pursuant to the Purchase Agreement.

         Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of March 31, 2001, L-3 had acquired 667 thousand Additional Shares for $1.0 million.

         Pursuant to the terms of the Purchase Agreement, the Company granted to L-3 an option (the "L-3 Option") to acquire up to 5.6 million shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares and expires ten years from the date of grant.

         In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company (the "Board"), to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with the Qualifying Offering upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. Such services and equipment are billed, from time to time, at cost to the Company, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales).

         L-3 also agreed to use its reasonable best efforts, for a limited period of time, to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares, and to cooperate with the Company to consummate the Qualifying Offering subject to market and economic conditions. As of March 31, 2001, neither the additional investment nor the Qualifying Offering had been consummated.

         Pursuant to the Purchase Agreement, the Company agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.

         Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Common Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of L-3) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by the Existing Holders (as defined below), effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders, (F) amend or modify any of the provisions of the documents relating to the Purchase Agreement, (G) enter into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or
(H) enter into, assume or become bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 agreed not to sell to a non-affiliated third party more than 53.3% of the L-3 Shares prior to December 31, 2001. The directors appointed by the Existing Holders have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions expire upon the earlier of (i) the consummation of a Qualifying Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

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

         Each of the Company and L-3 agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) will not exceed in the aggregate $20.0 million, such $20.0 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

         Effective as of the Closing, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand and Mark B. Fisher resigned as directors of the Company and Jay B. Langner was appointed as a director of the Company. Pursuant to the terms of the Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"), among the Company, L-3 and the other parties thereto (the "Existing Holders"), upon compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Effective Time"), the number of directors constituting the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue to beneficially own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors the Existing Holders will have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. From and after the Effective Time, L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined). Subsequent to the Effective Time, Frank C. Lanza, Robert V. LaPenta, Christopher C. Cambria and John S. Mega, all of whom are employees of L-3, were appointed by L-3 as directors to fill the vacancies created by the increase in the number of directors. For certain information regarding Messrs. Lanza, LaPenta, Cambria and Mega, see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

        John S. Mega                   Acting President
        Charles S. Brand               Senior Vice President of
                                       Technology and Acting General
                                       Manager - New Jersey Operations
        Norman M. Phipps               Senior Vice President of Administration
        Christopher C. Cambria         Vice President and Secretary

For certain information regarding these individuals, see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          In connection with and prior to the Closing, the holders of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, in connection with and prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. In connection with and prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock.

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

          The Company, L-3 and the Existing Holders also entered into a Registration Rights Agreement, dated as of July 10, 2000 (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

          In addition, if at any time after January 2, 2001, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

          In connection with the Transaction, the Company entered into new two-year employment agreements with Messrs. Brand and Phipps (the "New Employment Agreements"). Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210 thousand. The base salary is subject to periodic increases at the discretion of the Board. Under his New Employment Agreement, Mr. Phipps was granted an option to acquire 750 thousand shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, as defined, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2 thousand per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

          Pursuant to the terms of the Transaction, options to purchase 150 thousand shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750 thousand shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8.9 million shares of Common Stock also were issued under the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") to certain other employees of the Company and to certain employees of L-3 (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, one officer of the Company, Mr. James Meckstroth, and one former officer of the company, Mr. Erik Kruger, received options to acquire 740 thousand shares and 400 thousand shares of Common Stock, respectively.

          In addition, pursuant to the Transaction, options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3, Cramer, Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties). CRM directed approximately 129 thousand shares to Mr. Phipps. The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

          The transactions described above are collectively referred to as the "Transaction."

          On July 20, 2000, the Company filed with the Securities and Exchange Commission (the "SEC") an Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Information Statement"). The Information Statement was mailed on July 21, 2000 to all holders of record of the Company at the close of business on July 10, 2000 in connection with the appointment by L-3 of a majority of the members of the Board.

          On February 17, 2000, the Company and Signal Technology Corporation ("Signal") entered into a non-binding Letter of Intent (the "Letter of Intent") relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2.0 million, to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). In addition, the Company received a short-term bridge loan (the "Bridge Loan") from certain of its investors in the amount of $100 thousand. The Signal Loan, the Investor Loans and the Bridge Loan were repaid with a portion of the net proceeds of the Transaction.

          In connection with the Letter of Intent, the Company and Signal also entered into a Management Agreement (the "Management Agreement") pursuant to which, Signal, through its Keltec division, assumed the management and operation of the Company's New York Business and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it was operating the New York Business. In July 2000, the Company terminated the Letter of Intent. In November 2000, the Company and Signal finalized negotiations resulting in Signal's acquisition of the New York Business. Pursuant to the acquisition terms, the Company paid Signal approximately $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business.

          The Company's indebtedness for borrowed money as evidenced by the Reduced and Extended Revolving Credit Note (the "Replacement Note") owing to North Fork Bank (the "Bank") matured on January 2, 2001, and was repaid in full in February 2001. See Item 6. Management's Discussion and Analysis or Plan of Operation -- Financial Condition, Liquidity and Capital Resources.

POINT-TO-MULTIPOINT BROADBAND WIRELESS ACCESS SERVICES

          Introduction

          The proliferation of the Internet, local area networks ("LANs") and home computers has resulted in greatly increased demand for increased bandwidth to speed the flow of information. While technology has adapted to needs of a new marketplace by providing faster processors, video conferencing, data sharing and distributed offices, communications technology companies continue to struggle to provide high-speed access to the desktop. The Company believes that point-to-multipoint broadband wireless access services, often referred to as "PMP" and which in the United States is available as a service called local multipoint distribution service, or LMDS, offer the speed and capacity to provide a high-speed, reliable connection from a workstation or LAN to existing fiber optic backbones at a cost that is advantageous compared to existing alternatives, although most industry observers currently believe that LMDS will be used primarily for high speed Internet service and data communications. LMDS also has the bandwidth and capacity to provide CATV, local telephony, and other broadband access simultaneously to users in each cell.

          LMDS Auctions

          The Federal Communications Commission's ("FCC") initial LMDS auction was completed on March 25, 1998. In that auction, the FCC offered two LMDS licenses in each of 493 Basic Trading Areas ("BTAs") throughout the United States, for a total of 986 licenses. In each BTA, the FCC auctioned a Block A license consisting of 1,150 MegaHertz ("MHz") of spectrum and a Block B license consisting of 150 MHz of spectrum. The Block A licenses can carry the equivalent of 16 thousand telephone calls and 200 video channels simultaneously.

          Of the 986 available licenses, 864 were awarded to 104 different bidders for bids totaling approximately $576 million. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed.

          The FCC prohibited local telephone companies (known as "local exchange carriers" or "LECs") and cable companies from owning Block A LMDS licenses in their service areas until June 30, 2000, in order to allow smaller companies to compete for the licenses and to prevent

LECs or cable operators from bidding for LMDS spectrum in order to impede new competition. Thus, many large communications companies were excluded from the auction. The FCC did reserve the right to extend the restriction on LECs and cable operators beyond June 30, 2000 if the FCC determined that an extension is necessary to further competition. However, the FCC decided not to extend the restriction and those large companies may now acquire Block A LMDS licenses.

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

          LMDS Services

          LMDS is a broadband fixed wireless system that uses signals in the millimeter wave spectrum to transmit voice, video and data signals in 1,300 MHz of licensed spectrum. LMDS offers line-of-sight coverage over a 3 kilometer ("km") to 5 km range and is capable of providing data and telephony service for up to 80 thousand customers per sector. A 360-degree transmission pattern, usually divided into four sectors of alternating polarization, allows effective reuse of all spectrum resources.

          The Company believes that LMDS technology can bridge the access gap between multigiga-bit-per-second fiber optic backbones and LANs and personal computers. Currently, this access gap is filled primarily by dial-up modems, ISDN lines, or xDSL products, all of which are relatively slow compared to LMDS. LMDS provides a flexible, economical and reliable source of broadband communications capability in the "local loop." The Company believes that this technology, which is scaleable and modular in nature, can provide significant cost advantages over an incumbent provider's network.

          The distances between cell sites for LMDS systems are typically 3 km to 5 km. The close spacing of LMDS sites is necessary to maintain the line-of-sight transmissions needed to minimize signal attenuation caused by rain, which can be a significant factor at millimeter wave frequencies. Through the close proximity of cell sites and the use of transmission techniques such as forward error correction and dynamic power adaptation, LMDS systems can be engineered to provide enhanced system reliability, with the availability and quality of service required of modern communication networks.

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

          FIBER-TO-THE CURB: The installation of fiber optic cable to the home or curb is another alternative. However, installation is expensive and currently is cost-effective only for heavy business users. The Company believes that full installation of fiber in the U.S. local loop would take many years to complete.

          OTHER WIRELESS SOLUTIONS: 38 GHz radio, or "cable in the sky," is operating successfully in several major metropolitan areas. Lower frequency wireless systems, such as multi-channel multi-point distribution services, and several unlicensed services in the lower frequency microwave bands are being used for data services. Generally, these systems have considerably less bandwidth available compared to the millimeter wave systems. However, given that these systems operate at lower frequency, atmospheric attenuation is lower enabling the signal to travel over longer distances. The Company feels that each of the various wireless systems has advantages in specific circumstances and that service providers will ultimately begin to consolidate services using the most appropriate system for a particular service offering. The Company believes that broadband PMP services will play a pivotal role because of the adaptability offered by the greater bandwidth.

          In addition to currently available competing systems, the Company believes that several satellite system operators plan to offer two-way data services in the future. Expected data rates of the various satellite constellations vary significantly for both downstream and upstream transmission, as well as business plans for services to residential and corporate users.

          BASIC MICROWAVE TECHNOLOGY

          Generally, microwaves are defined as radio waves with extremely high frequencies of 1 GHz and above, and derive their name because the wavelength of the actual radio waves is very small (see Table 1). Because microwaves have very high frequencies, they are able to carry large amounts of information, making them suitable for telecommunications applications. All radio waves, including microwaves, carry information in proportion to their frequency. Microwave communications systems encode information and send it over the airwaves to the desired destination where the information is decoded and used in audio, visual, or computerized form. Terrestrial microwave communications systems transmit information, using analog or digitally modulated signals, to a receiver and can either be point-to-point (linking one microwave site to another) or, as is the case with LMDS, point-to-multipoint (linking one microwave site to multiple microwave sites).

          TABLE 1:  SEGMENTS OF THE MICROWAVE FREQUENCY SPECTRUM

===============================================================================

SEGMENT                              FREQUENCY                    WAVELENGTH
===============================================================================


Centimeter waves                    1 GigaHertz               30 Centimeters
                                    3 GigaHertz               10 Centimeters
                                   30 GigaHertz                1 Centimeter

Millimeter waves                   30 GigaHertz               10 Millimeters
                                  300 GigaHertz                1 Millimeter

Sub-millimeter waves              300 GigaHertz                1 Millimeter
                                1,000 GigaHertz              0.3 Millimeter

 NOTE:  1 GIGAHERTZ (GHz) = 1,000 MEGAHERTZ (MHz) = 1 BILLION HERTZ (Hz)
===============================================================================

Source: Reference Data For Radio Engineers, 4th Edition

         Microwave propagation characteristics are not uniform. As the frequency of microwaves increases, the wavelength becomes shorter, and propagation characteristics change (see Table 2). Lower frequency microwaves (such as 2 GHz and 6 GHz) have lower attenuation than higher frequency microwaves, meaning that they can travel longer distances without as much resulting signal loss due to atmospheric absorption and rain. Lower frequency microwaves are affected less by rain, and are therefore better suited for long-haul applications that require longer microwave path lengths. Useful path length depends on other factors as well, such as antenna gain and power level.

             TABLE 2:  MICROWAVE FREQUENCY PROPAGATION

 ==============================================================
            FREQUENCY                    TYPICAL RANGE
 ==============================================================

                2 GHz                  50 miles (80 km)
                6 GHz                  50 miles (80 km)
               11 GHz                  15 miles (24 km)
               18 GHz                   7 miles (11 km)
               23 GHz                   5 miles (8 km)
               38 GHz                   3 miles (5 km)
               60 GHz                   1 mile (1.6 km)
 ==============================================================

Source: Reference Data For Radio Engineers, 4th Edition

         At millimeter wave frequencies, practical path lengths begin to decrease markedly. For example, as Table 2 indicates, at 18 GHz, path lengths for narrow beam point-to-point links drop to about 7 miles (11 km), at 38 GHz about 3 miles (5 km) and at 60 GHz about 1 mile (1.6 km). The shorter pathlength is generally due to higher atmospheric absorption and fading caused by rain. At these frequencies, line-of-sight propagation is needed to assure error-free transmission. However, these higher frequency microwaves generally require smaller antennas and less power to radiate and propagate the microwave signal. Advancing microwave technology has also allowed microwave systems to utilize frequencies over 30 GHz for an increasing number of communications applications. The shorter path lengths of higher frequency microwaves can be a major advantage for some types of applications. Because these higher frequencies can be "reused" many times within a given area with less risk of interference, they can be used for applications that are quite localized, such as building-to-building wireless computer links and automobile radar and traffic signal control. In all of these instances, interference from distant transmissions would cause significant problems.

         Terrestrial microwave radio systems have large capacities. Capacity refers to the data rate that can be transmitted at one time and for digital microwave systems is usually measured in bits per second (bps or bit/s), kilobits per second ("Kbps") or megabits per second ("Mbps"). Typically, a digital microwave radio's capacity can range from 64 Kbps up to 155 Mbps or higher. Low-capacity to medium-capacity systems (up to 45 Mbps) are very common and are used for a variety of applications, while high-capacity systems (140 Mbps to 155 Mbps) are primarily used by common carriers for long-haul, backbone network applications. The capacity of a radio system is directly related to the bandwidth of the system. Given that radio equipment operation is generally limited to a bandwidth that is a certain percentage of its operating frequency, the higher the operating frequency, the higher the percentage bandwidth and the capacity of the overall system. The Company believes that increasing demand for higher data rates will drive the growth of millimeter wave equipment for LMDS and other PMP systems in the millimeter wave spectrum.

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

          The basic elements of a satellite communication system begin at an earth station - an installation designed to transmit and receive signals from a satellite in orbit around the earth. Earth stations send information in the form of high-powered, high-frequency signals to satellites that receive and retransmit the signals back to earth where they are received by other earth stations in the coverage area of the satellite. The transmission system from the earth station to the satellite is called the uplink and the system from the satellite to the earth station is called the downlink.

          The Company believes that these satellites can be used for everything for which a terrestrial line would be used: desktop-to-desktop videoconferencing, Internet access, electronic messaging, faxing, telemedicine, direct-to-home video, electronic transaction processing, distance learning and a wide variety of other applications.

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

          The Market

          The primary market for Ka-band satellite communications will be for the provision of high-bandwidth access to places without a high-bandwidth infrastructure. The Company believes that it is unlikely that a satellite system could compete with a digital subscriber line ("DSL") to the home or fiber to the office - if those services are available - because of the higher costs involved. However, in rural areas of the U.S., or in low population areas in any country, Ka-band satellites will be able to provide an effective alternative, enabling not only high-speed Internet browsing, but all forms of high-speed networking and communication.

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

PRODUCTS

          PMP systems are fixed wireless access networks used to provide broadband multimedia services, including high-speed data, voice and video. These systems are based on broadband millimeter wave radios and employ a variety of architectures, depending on the specific application of the system. The Company believes that PMP systems, which include LMDS and Ka-band satellite applications, are capable of providing data rates and capacity comparable to fiber optic networks at significantly lower installation and maintenance costs. Opportunities for fixed wireless access have only recently been recognized in the broader communications industry and are expected to grow rapidly. A report on fixed wireless access by the ARC Group, projects that by 2005, fixed wireless deployments to both households and business premises will reach 28 million. The report also projects annual fixed wireless access worldwide service revenues at $42 billion.

          The layout of a typical PMP system is similar to traditional cellular telephone infrastructures with cell transmitters located at the center of a cell surrounded by subscribers. The primary difference in an LMDS system is that the subscribers are fixed; therefore, they typically receive and transmit with a single cell transceiver, instead of undergoing "handoffs" between multiple transceivers as mobile subscribers do when they pass from one cell to another. This simplifies architectural considerations and the network management of the system. The frequencies utilized, coupled with an efficient network design, enable service providers to become increasingly "granular" in sizing their cells, which expands their ability to reuse frequencies.

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

         The Company produces equipment that is used to implement the PMP services operating in the millimeter wave frequency spectrum. These services include both terrestrial applications, such as LMDS and LMCS (local multipoint communications service), as well as Ka-band satellite systems.

         The Company's products are generally associated with the millimeter wave portion of the systems, and include transmitters, receivers and radios. In addition, the Company manufactures and sells RF modules and subsystems, such as amplifiers, mixers, filters, upconverters and downconverters. In many cases, these products are designed by the Company to meet the requirements of a specific system fielded by a particular system integrator. For example, the Company has developed specific radios or transceivers that meet the system performance requirements of specific terrestrial PMP systems, and has developed high power amplifiers that are required for Ka-band very small aperture terminal system upconverters. However, many of the products have general applicability in numerous systems.

         The Company has also designed and manufactures products that it characterizes as "after market" products, that are directed primarily to the service provider market. For example, the Company sells a series of repeaters that may be used by a service provider to overcome the line of sight requirements of these high frequency systems. Lack of line of sight can be a serious limitation on any wireless system and is overcome by use of the repeater by placing it at a location where it has line of sight to both the base station and any subscribers that are blocked by an intervening obstruction between the subscriber and the base station. The repeater receives a signal from the either the hub or subscriber and re-transmits it to the other. In effect, the repeater acts as a "beam bender" to allow the service provider to supply service to blocked customers without the cost of adding additional base stations. The repeaters may also be used as a" cell extender" to reach customers that are beyond the range of a base station's coverage pattern. This often occurs when a base station is installed in the middle of a metropolitan area and potential prime customers with high bandwidth usage requirements, such as industrial plants, are located in areas outside the metropolitan area and beyond the range of the base station.

SALES, MARKETING AND DISTRIBUTION

          At June 30, 2000, LogiMetrics marketed its products to system integrators, service providers and industrial and governmental entities, both domestically and internationally, predominantly through a direct sales organization. At June 30, 2000, the Company had one distribution agreement with one sales organization located in North America. In addition, the Company demonstrated its products at exhibitions and trade shows that focused on the broadband wireless access communications marketplace.

CUSTOMERS

          Prior to the initial LMDS spectrum auction in the United States in 1998, the Company's market strategy was to supply fixed wireless access systems and equipment to potential service providers in several countries around the world. The Company's customers used these systems, which transmitted data and video, primarily to demonstrate the technology and to lobby their country's spectrum allocation bureaus for frequency. As the auction time approached, the Company shifted its strategy to target system integrators and others moving into the market. The shift in strategy enabled the Company to market the wide array of radios, RF modules and subassemblies previously developed and manufactured by the Company for its own systems, to these systems integrators. Customers of the Company include Alcatel, Nortel and several other terrestrial PMP system integrators. In addition, the Company supplies Ka-band satellite modules and subassemblies to the United States government and several satellite system integrators. The Company also continues to supply systems for niche applications. For example, the Company has supplied a wireless access system to the United States government that is being considered for wide spread use by rapid deployment forces for broadband tactical communications.

BACKLOG

          The Company measures its backlog as orders for which contracts or purchase orders have been signed but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within six months of receiving an order. At June 30, 2000, the Company had a $2.4 million backlog of orders for its equipment. The Company expects that substantially all of such backlog will be shipped during the fiscal year ending June 30, 2001. Any failure by the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. All orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues.

MANUFACTURING AND ASSEMBLY

          The Company designs, assembles, manufactures, tests, performs quality assurance, packs and ships its PMP transmitting equipment and related modules at its facility in Eatontown, New Jersey.

          The Company purchases a majority of the components used in its PMP products from third-party suppliers. Where appropriate, the Company purchases and utilizes common components to optimize design and build cycles and enhance manufacturing flexibility. The Company inspects all direct materials purchased for quality, groups the components into kits by production order and then either releases these kits for internal manufacturing or ships the kits to its subcontractors for assembly. It is the Company's intention to utilize its internal manufacturing capabilities on all products that it sells. This enables the Company to resolve design issues, fully characterize the manufacturing and test processes and shorten design and build cycles. The Company uses secondary manufacturing or assembly sources from time to time.

          Although many of the basic components used in the Company's products, such as circuit boards, resistors, capacitors and other similar components are readily available from a number of sources, the Company typically purchases such components from single suppliers to take advantage of available volume discounts. However, the Company has established multiple supply sources for critical components used in the Company's products. A limited number of components and sub-assemblies are manufactured for the Company pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. The Company does not have any long-term supply arrangements.

          The Company inspects and tests its products during the assembly and manufacturing processes and tests finished products using internally developed procedures. The Company typically works with its customers to develop its test procedures to ensure that both the product attributes and methods used for qualification are mutual. The Company's quality inspection and testing employs "best practices" throughout the process to ensure the quality of the Company's products. The Company utilizes customized testing equipment to facilitate its assembly operations and quality programs, and believes that its practice of conducting all testing and calibration internally has contributed to the reliability of its products.

RESEARCH AND DEVELOPMENT

          The Company has an ongoing development program to enhance its existing products and to introduce new products. The Company invested $1.2 million and $1.0 million in the fiscal years ended June 30, 2000 and 1999, respectively, in development efforts. The Company expects to substantially increase its investment in product development. The Company's development activities focus on evolving its initial development and production efforts for PMP and related satellite applications to subsystems that are increasingly integrated. The Company's development efforts are currently focused on developing a wide variety of solid state radios, subsystems and modules for PMP applications for the LMDS and Ka-band satellite markets.

COMPETITION

          In the emerging PMP market, the Company's competitors fall into two general categories: (i) entities seeking to build subsystems for system integrators; and (ii) module manufacturers interested in producing and selling "high value-added" modules, such as solid state amplifiers and peripheral equipment. Subsystem and module manufacturers with whom the Company competes include Telaxis Communications Corporation and Quinstar Technology, Inc. The Company expects that in the future it may compete with certain major telecommunications equipment manufacturers seeking to build subsystems for system integrators. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. The Company does not believe that the large system integrators currently intend to manufacture modules and subsystems; however, these entities may pursue the small and medium-size LMDS auction winners with respect to small system sales. Historically, the large system integrators have not manufactured at the module level.

          The Company believes that principal competitive factors in the PMP markets include performance, delivery, price and reliability. The Company believes that its wide range of experience with equipment currently available and which has been in operation for over five years in six countries gives it a distinct competitive advantage in manufacturing both subsystems and "high value added" modules.

GOVERNMENT REGULATION

          Growth in the Company's business is substantially dependent upon government regulations implementing LMDS in the United States and other countries. In March 1998, the FCC concluded an initial auction to award two licenses to provide LMDS services in each of the 493 BTAs in the United States. Of the 986 available licenses, 864 were awarded in the auction. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed. The FCC commenced a second LMDS auction on April 27, 1999. In this auction, the FCC offered for sale a total of 161 LMDS licenses, including the 122 licenses unclaimed in the initial auction and 39 additional licenses on which the winning bidder in the initial auction defaulted on its payment obligation. The second LMDS auction was completed on May 12, 1999, with all 161 licenses claimed. Many foreign countries in Europe, Asia and South America have also allocated spectrum for LMDS. However, no assurance can be given with respect to the existence or size of any market for LMDS equipment that will develop as a result of any action by the FCC or any other governmental authority. Nor can there be any assurance given as to when any market will develop or that any developed market will be sustained.

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

          The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets through common law and contractual restrictions. There can be no assurance that measures taken to preserve trade secrets will be adequate to prevent misappropriation of its technology, or that competitors will not be able to independently develop technologies having similar or better functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have adequate legal remedy to prevent or seek redress for future misappropriation of the Company's technology.

EMPLOYEES

          As of June 30, 2000, the Company had 43 full-time and 1 part-time employees, of whom 28 were engaged in manufacturing, 10 were engaged in product development activities and 6 were engaged in sales, service and general administration. None of the Company's employees are represented by a union, and the Company considers its relationships with its employees to be satisfactory.

RISK FACTORS

          History of Losses; Cash Constraints

          The Company sustained net losses of $17.3 million and $5.4 million for the fiscal years ended June 30, 2000 and 1999, respectively, and had an accumulated deficit of $34.5 million at June 30, 2000. In addition, the Company used $3.7 million and $3.5 million of cash in continuing operations during the fiscal years ended June 30, 2000 and 1999, respectively, as a result of the Company's net losses and the need for working capital. At June 30, 2000, the Company had cash of $20 thousand. The Company's history of losses and its failure to generate positive operating cash flow or to maintain other sources of working capital have resulted in significant cash shortages from time to time. There can be no assurance that the Company will ultimately be able to achieve or sustain profitable operations. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives.

          Effects of Adverse Conditions in the Telecommunications Services
          Market

          Telecommunications service providers, including potential end users of the Company's products, have recently experienced capital shortages and other adverse market conditions as a result of factors such as higher interest rates, slower economic growth, increased competition, lack of capital required for system build-outs, aggressive spending on equipment in prior periods and slower than expected growth in the demand for telecommunications services, including wireless broadband services offered by end users of the Company's products. As a result, many purchasers of telecommunications equipment have reduced their capital expenditure expectations for calendar 2001. In addition, a number of telecommunications service providers have been acquired as a result of these adverse market conditions. The Company expects that consolidation in the telecommunications services market will continue, potentially resulting in a reduction in the number of purchasers of the Company's products. Suppliers of telecommunications equipment and services also have recently experienced increased bad debt expenses as a result of these adverse market conditions. The persistence of adverse market conditions in the telecommunications services market could have a material adverse effect on the Company's business, financial condition and result of operations.

          Dependence on Emerging PMP Markets

          The PMP marketplace is a recently created market, characterized by rapid technological change and significant and frequently unanticipated shifts in customer preferences. Much of the future growth in the Company's business is expected to come from the sale of new and existing products to customers for use in the PMP market and the Company's future profitability is substantially dependent on the Company's ability to market such equipment successfully. There can be no assurance that the PMP market will grow as the Company anticipates or that the Company will be able to capitalize on any market development that does occur. Similarly, there can be no assurance that any markets that do develop will be sustained.

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

          Dependence on and Effects of Government Regulation

          Growth in the Company's business is substantially dependent upon government regulations implementing LMDS and Ka-band satellite communications in the United States and other countries. The FCC conducted an initial auction to award two licenses to provide LMDS services in each of the 493 BTAs in the United States. Of the 986 available licenses, 864 were awarded in the auction. The remaining 122 licenses, mostly in small and/or rural markets, went unclaimed. The FCC commenced a second LMDS auction on April 27, 1999. In this auction, the FCC offered for sale a total of 161 LMDS licenses, including the 122 licenses unclaimed in the initial auction and 39 additional licenses on which the winning bidder in the initial auction defaulted on its payment obligation. The second LMDS auction was completed on May 12, 1999, with all 161 licenses claimed. Many foreign countries in Europe, Asia and South America have also allocated spectrum for LMDS. However, no assurance can be given with respect to the existence or size of any market for LMDS equipment that will develop as a result of any action by the FCC or any other governmental authority. Nor can there be any assurance given as to when any market will develop or that any developed market will be sustained.

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

          Dependence on Large Orders; Customer Concentrations

          The Company's revenues have principally consisted, and the Company believes its revenues in future periods may consist, of orders for equipment from a limited number of customers. During fiscal 2000 and 1999, approximately 60% and 95%, respectively, of the Company's consolidated revenues came from sales of modules to Nortel Wireless Networks. In addition, in fiscal 2000, 19% of the Company's consolidated revenues came from sales of radios and related products to Alcatel. While the number and identity of the Company's customers may vary from period to period, large orders from customers will continue to account for a substantial portion of the Company's revenues for the foreseeable future. There can be no assurance that the Company will obtain such orders on a consistent basis. The Company's inability to obtain sufficient large orders or to expand its customer base could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          As a result of the Company's history of losses and inability to generate sufficient cash flow to satisfy its need for working capital, the Company's business has been subjected to certain additional risks, including supply and manufacturing disruptions, limitations on its research and development activities, and the inability to exploit fully market opportunities. While the Company has attempted to address its liquidity needs through, among other things, the sale of stock to L-3, the Company has continued to record losses and has failed to generate sufficient cash to fund its cash flow needs.

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

          Although all of the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to fewer sales or reduced selling prices in that country which could adversely affect the Company's profitability. As a result, the Company is exposed to a certain degree of exchange rate risk. There can be no assurance that the Company will not experience material losses in the future as a result of currency fluctuations or that any such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.

          Dependence on Limited Number of Suppliers

          Certain key components used in the Company's products have been designed by the Company to its specifications and are currently purchased from a limited number of suppliers. The Company currently does not have long-term agreements with these suppliers. Moreover, in view of the high cost of many of these components, the Company does not maintain significant inventories of some necessary components. If the Company's suppliers were to experience financial, operational, production or quality assurance difficulties, the supply of components to the Company could be reduced or interrupted. In the event that a supplier were to cease operations, discontinue production of a component or withhold supply for any reason, the Company might be unable to acquire certain components from alternative sources, to find alternative third-party manufacturers or sub-assemblers, or obtain sufficient quantities of certain components, which could result in delays or interruptions in product shipments, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Shares Eligible For Future Sale

          As described above under "Recent Developments," pursuant to the terms of the Registration Rights Agreement, L-3 has the right to require the Company to register the shares of Common Stock acquired by L-3 for resale. In addition, from and after March 31, 2001, the Existing Holders have the right under the Registration Rights Agreement to require the Company to register for resale the shares of Common Stock held by them. At June 30, 2000, the Company also was obligated to register for resale additional shares of Common Stock issuable upon the exercise or conversion of outstanding options, warrants and convertible securities. Pursuant to Rule 144(k), a significant number of shares held by the Existing Holders are eligible for resale without regard to the information, volume, and manner of sale restrictions imposed by Rule 144. Further, a significant number of shares of Common Stock will become available for resale under Rule 144 once the Company becomes current in its Exchange Act reporting requirements. The Company cannot predict the effect, if any, that sales of additional shares of Common Stock or the availability of shares for future sale will have on the market price of the Common Stock. Sales in the public market of substantial amounts of Common Stock (including shares issued upon the exercise or conversion of outstanding options, warrants and convertible securities), or the perception that such sales might occur, could adversely affect prevailing market prices for the Common Stock. Such sales also may make it more difficult for the Company to sell equity securities or equity related securities in the future at a time and price that the Company deems appropriate.

ITEM 2.  DESCRIPTION OF PROPERTY

          At June 30, 2000, the Company did not own any real property and conducted its operations at the following leased premises:

                                                                     APPROXIMATE
                                                                          SQUARE                 ANNUAL                 LEASE
LOCATION                        DESCRIPTION OF FACILITY                  FOOTAGE             LEASE COST            EXPIRATION
--------                        -----------------------                  -------             ----------            ----------
50 Orville Drive (1)            Corporate headquarters, manufacturing     14,000               $130,000               7/31/04
Bohemia, New York 11716         and assembly, sales, customer support
                                and research and development

20 Meridian Road                Manufacturing                              5,980               $ 62,970        Month-to-month
Eatontown, New Jersey 07724

611 Industrial Way West         Manufacturing and assembly,               36,500               $206,000              12/31/03
Eatontown, New Jersey 07724     customer support, administration and
                                research and development

(1) Following the Transaction, the Company relocated its headquarters to an L-3 facility in Hauppauge, New York.

         The Company believes that its existing facilities are in good condition (ordinary wear and tear excepted) and will be sufficient to meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to routine claims incidental to the operation of its business. Management believes that none of such litigation will have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information:

         At June 30, 2000, the Common Stock was traded in the over-the-counter market under the symbol "LGMTA." At June 30, 2000, there was no established trading market for any of the Company's outstanding warrants. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       FOR THE QUARTER ENDED                  HIGH                   LOW
       ---------------------                  ----                   ---
       Fiscal 1999
        September 30, 1998                $  .6900              $  .2500
        December 31, 1998                    .5313                 .2500
        March 31, 1999                       .4000                 .2100
        June 30, 1999                        .7188                 .2100

       Fiscal 2000
        September 30, 1999                $  .4688             $   .1400
        December 31, 1999                    .2700                 .0500
        March 31, 2000                      1.5000                 .1300
        June 30, 2000                       1.0500                 .3500

         Effective in January 2000, the OTC Bulletin Board ceased reporting quotations on the Common Stock. Trading in the Common Stock is currently conducted in the over-the-counter market in the so-called "pink sheets".

         Holders:

         On March 31, 2001, there were approximately 500 holders of record of the Common Stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.

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

         Recent Sales of Unregistered Securities:

         In April 2000, Norman M. Phipps, a director of the Company, purchased
1.25 million shares of Common Stock from the Company for $812,500, or $0.65 per share. In connection with the purchase, $12,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). The Phipps Note did not bear interest, had no fixed maturity date, and was secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note would have been satisfied automatically upon the occurrence of the Transaction which would have constituted a "Change in Control Event" (as defined in the Phipps Note). In connection with the Transaction, the Company and Mr. Phipps agreed to rescind the purchase of these shares and agreed that the Phipps Note would be deemed to be canceled and of no further force or effect. Mr. Phipps also agreed to forego certain payments that would have been owed to him by the Company in connection with the satisfaction of the Phipps Note.

         During the fiscal year ended June 30, 2000, the Company granted stock options to one employee covering an aggregate of 20 thousand shares of Common Stock. This grant was exempt from registration pursuant to Securities Act Release No. 33-6188 (February 1, 1980). No underwriter was involved in this grant. The option grant was based on the fair market value of the Common Stock on the date of grant, had an expiration date of ten years and had an exercise price of $0.55 per share. These options were forfeited prior to June 30, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In February 2000, the Company disposed of the New York Business. The operations of the New York Business have been presented as "discontinued" in all periods presented. For fiscal 2000 and fiscal 1999, the Company recorded net losses from discontinued operations of $6.4 million and $0.3 million, respectively.

RESULTS OF OPERATIONS

         Unless otherwise indicated, all references to the Company in the Management's Discussion and Analysis or Plan of Operation include mmTech and all references to LogiMetrics mean the Company excluding mmTech.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

         Discontinued Operations. For the fiscal year ended June 30, 2000, net revenues decreased by $6.9 million, or 87.3% to $1.0 million from $7.9 million for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, gross margin decreased by $2.3 million to a loss of $0.3 million from a profit of $2.0 million for the fiscal year ended June 30, 1999. The decrease in gross margin was primarily attributable to overhead costs spread over a lower revenue base. For the fiscal year ended June 30, 2000, selling, general and administrative ("SG&A") expenses increased by $3.8 million, or 200.7% to $5.7 million from $1.9 million for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, SG&A expenses included a payment of approximately $2.1 million to Signal to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. In addition to this payment, also included in SGA for the twelve months ended June 30, 2000 was a $2.0 million charge related to certain purchase order accruals, legal and accounting expenses. For the fiscal year ended June 30, 2000, research and development expenses decreased by $30 thousand, or 7.1%, to $400 thousand from $430 thousand for the fiscal year ended June 30, 1999. For the reasons discussed herein, the Company recorded a net loss of $6.4 million for the fiscal year ended June 30, 2000, compared to a net loss of $0.3 million for the fiscal year ended June 30, 1999.

         Revenues. For the fiscal year ended June 30, 2000, net revenues decreased by $2.3 million, or 58.3%, to $1.6 million from $3.9 million for the fiscal year ended June 30, 1999. The decrease in revenues for the year ended June 30, 2000 resulted from a decrease in the Company's PMP sales, due to the completion of one program which commenced during fiscal 1999 for a customer of the Company.

         Gross Profit. For the fiscal year ended June 30, 2000, gross margin decreased by $2.7 million to a loss of $1.7 million from a profit of $1.0 million for the fiscal year ended June 30, 1999. The decrease in gross margin was primarily attributable to the write-off of obsolete inventory due to changes in customer requirements and overhead costs spread over a lower revenue base.

         Selling, General and Administrative. For the fiscal year ended June 30, 2000, SG&A expenses increased by $2.3 million, or 65.4%, to $5.8 million from $3.5 million for the fiscal year ended June 30, 1999. SG&A expenses increased during fiscal 2000 primarily as a result of increased financing fees, professional fees and personnel costs. The increase in SG&A expenses was offset in part by a decrease in commission expense due to lower sales.

         Research and Development. For the fiscal year ended June 30, 2000, research and development expenses increased by $0.2 million, or 26.0%, to $1.2 million from $1.0 million for the fiscal year ended June 30, 1999. The increase was due primarily to a shift in personnel from production to design and development activities related to both new product development and product enhancements.

         Interest Expense. For the fiscal year ended June 30, 2000, interest expense increased by $0.5 million, or 23.7%, to $2.2 million from $1.7 million for the fiscal year ended June 30, 1999. Interest expense increased primarily as a result of increased borrowings used to finance the Company's working capital requirements.

         Income Taxes. In the fiscal year ended June 30, 2000, the Company had no income tax benefit, compared to an income tax benefit of $19 thousand for the fiscal year ended June 30, 1999. LogiMetrics and mmTech currently file separate federal and state income tax returns. The tax benefit recorded in 1999 relates to pre-tax losses generated by mmTech.

         Net Loss. For the reasons discussed above, the Company recorded a net loss from continuing operations of $10.8 million for the fiscal year ended June 30, 2000, compared to a net loss from continuing operations of $5.1 million for the fiscal year ended June 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash of $20 thousand. As of such date, the Company had total current assets of $0.4 million and total current liabilities of $29.8 million. Subsequent to June 30, 2000, in connection with the Transaction, approximately $11.3 million of current liabilities converted into shares of the Company's Common Stock, and approximately $6.1 million of current liabilities were repaid. See "Recent Developments."

         Net cash used in operating activities from continuing operations was $3.7 million for the 2000 fiscal year, compared to $3.5 million in fiscal 1999. Net cash used in operating activities from continuing operations during fiscal 2000 resulted primarily from the Company's net loss from continuing operations of $10.8 million, offset in part by increases in accounts payable and accrued expenses, accrued interest expense and financing fees. Net cash used in operating activities from continuing operations during fiscal 1999 resulted primarily from the Company's net loss from continuing operations of $5.1 million, offset in part by an increase in accrued interest expense.

         Net cash used in investing activities from continuing operations was $0.3 million for each of the fiscal years ended 2000 and 1999. Net cash used in investing activities from continuing operations in each fiscal year resulted from the purchase of equipment to support the Company's operations.

         Net cash provided by financing activities from continuing operations was $4.3 million for the 2000 fiscal year and $2.3 million for the 1999 fiscal year. Net cash provided by financing activities from continuing operations during fiscal 2000 resulted primarily from the proceeds of debt (including the Signal Loan) issuances by the Company and loans from stockholders, offset in part by the repayment of outstanding indebtedness. Net cash provided by financing activities from continuing operations during fiscal 1999 resulted primarily from the proceeds of debt and warrant issuances by the Company and loans from stockholders, offset in part by the repayment of outstanding indebtedness.

         From July 1, 1998 to June 30, 2000, the Company raised $6.5 million from private sales of convertible debentures and warrants to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow from operations to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

         On September 7, 1999, the Company borrowed an aggregate of $1.0 million from a group of institutional investors (the "Lenders"). The loan is evidenced by the Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes"). The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note with the Bank, and senior to the Convertible Debt. Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Convertible Debt consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman at that time, transferred to the Lenders an aggregate of 3.0 million shares of the Company's Common Stock owned by him. Accordingly, a financing fee and a capital contribution of approximately $0.8 million was recorded by the Company.

         In connection with the Signal Transactions described below, the holders of the Convertible Debt and the Bridge Notes agreed to extend the maturity date of the Convertible Debt and Bridge Notes to July 2, 2000. See "Recent Developments" for a discussion of the subsequent conversion of the Convertible Debt.

         On February 17, 2000, the Company entered into the Letter of Intent with Signal. The Company terminated the Letter of Intent with Signal subsequent to June 30, 2000. See "Recent Developments."

         In connection with the Letter of Intent, at June 30, 2000, Signal had loaned $2.0 million to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note").

         Prior to and concurrent with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Signal Loan and the Investor Loans were repaid subsequent to June 30, 2000. See "Recent Developments."

          The Signal Loan and the Investor Loans described above are collectively referred to as the "Signal Transactions."

         In connection with the Signal Transactions, the Company and the Bank entered into a Consent Letter (the "Consent Letter") pursuant to which the Bank consented to the Signal Transactions and agreed to waive any defaults under the Replacement Note resulting therefrom. In addition, in the Consent Letter, the Bank agreed to modify and extend the maturity date of the Replacement Note from December 31, 1999 to June 30, 2000 and to eliminate certain covenants contained therein. In exchange, the Company agreed, among other things, (i) to reduce the principal amount available under the Replacement Note to $1.8 million (the amount outstanding thereunder as of such date), (ii) that no further advances would be made under the Replacement Note, (iii) to pay all past due amounts outstanding under the Replacement Note, and to pay the Bank certain additional fees specified in the Consent Letter, and (iv) to extend the expiration date of the Common Stock Purchase Warrants, Series J (the "Series J Warrants") to June 30, 2000. At June 30, 2000, the outstanding amount under the Replacement Note bore interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 2000, the Bank's prime rate was 9.0%. See "Recent Developments" for a discussion of the repayment of the Replacement Note.

         In addition, the Company received the Bridge Loan from certain of its investors in the amount of $100 thousand. The Bridge Loan bears interest at a rate of 13% per annum and was repaid subsequent to June 30, 2000. See "Recent Developments."

         In addition to the Replacement Note, at June 30, 2000, the Company had issued and outstanding $5.6 million of its Class A Debentures, $2.4 million of its Class B Debentures, $3.3 million of its Class C Debentures and was indebted in an aggregate amount of $2.3 million pursuant to the Bridge Notes, Bridge Loan, and Investor Loans. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the SEC on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 2000, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective by the SEC. See "Recent Developments" for a discussion of the subsequent conversion of the Convertible Debt.

         In connection with and prior to the Closing, the holders of the Convertible Debt converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, in connection with and prior to the Closing, the holders of the Company's outstanding Series A Preferred Stock converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. In connection with and prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock. See Item 1. Description of Business - Recent Developments.

NET OPERATING LOSS CARRY FORWARD

         LogiMetrics and mmTech currently file separate federal and state income tax returns. As of June 30, 2000, the Company had net operating loss carry-forwards of $30.0 million available to be used to offset future income. Such loss carry-forwards expire between 2011 and 2015.

INFLATION

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000. The Company has determined that this accounting pronouncement will not have a material effect on the consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB must be adopted by the quarter ending June 30, 2001. The Company has determined that SAB No. 101 will have no effect on its revenue recognition accounting policies and the related impact on its results of operations and financial position.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; adverse conditions in the telecommunications services market; the Company's history of losses and cash constraints; the Company's failure to generate sufficient cash flow from operations to meet its working capital needs; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Certain of these factors are described under Item 1. Description of Business - Risk Factors. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7.  FINANCIAL STATEMENTS

PAGE

         Independent Auditors' Report                                 25

         Consolidated Balance Sheet - June 30, 2000                   26

         Consolidated Statements of Operations
           Years ended June 30, 2000 and 1999                         27

         Consolidated Statements of Stockholders' Deficit
          Years ended June 30, 2000 and 1999                          28

         Consolidated Statements of Cash Flows
           Years ended June 30, 2000 and 1999                         29

         Notes to Consolidated Financial Statements
           Years ended June 30, 2000 and 1999                         30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiary
Bohemia, New York

         We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiary (the "Company") as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Jericho, New York
November 16, 2000  (March 31, 2001 as to Note 14)

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

ASSETS

          Current Assets
                  Cash                                                   $     20,170
                  Accounts receivable, less allowance
                    for doubtful accounts of $36,343                          296,098
                  Inventories (Note 2)                                         19,566
                  Prepaid expenses and other current assets                    56,248
                                                                         ------------

                    Total current assets                                      392,082

          Equipment and fixtures, net (Note 4)                                851,123
          Other assets                                                         58,310
                                                                         ------------

                  TOTAL ASSETS (Note 6)                                  $  1,301,515
                                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

          Current Liabilities
                  Accounts payable and other accrued expenses (Note 5)   $  6,174,548
                  Net liabilities of discontinued operations (Note 1)       4,813,862
                  Current portion of long-term debt (Note 6)               18,777,066
                                                                         ------------

                   Total current liabilities                               29,765,476

          Long-term debt (Note 6)                                             173,172
                                                                         ------------

                  TOTAL LIABILITIES                                        29,938,648

          Commitments and Contingencies (Note 10)
          Stockholders' Deficit (Note 8)
            Preferred Stock:
                  Series A, stated value $50,000 per share;
                  Authorized, 200 shares; issued and
                  outstanding, 25 shares                                      825,466
          Common Stock:
                  Par value $.01; authorized,
                  100,000,000 shares; issued and
                  outstanding, 29,111,265 shares                              291,113
          Additional paid-in capital                                        4,903,882
          Accumulated deficit                                             (34,468,144)
          Stock subscriptions receivable (Note 8)                            (189,450)
                                                                         ------------

                  TOTAL STOCKHOLDERS' DEFICIT                             (28,637,133)

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' DEFICIT (Note 14)                      $  1,301,515
                                                                         ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED JUNE 30,
                                                                              --------------------
                                                                              2000            1999
                                                                              ----            ----
Revenues (Note 11)                                                        $  1,606,860    $  3,854,919
Costs and expenses:
      Cost of revenues                                                       3,267,336       2,824,707
         Selling, general and administrative expenses (Note 13)              5,760,123       3,483,633
         Research and development                                            1,202,526         954,624
                                                                          ------------    ------------

Loss from operations                                                        (8,623,125)     (3,408,045)

         Interest expense                                                    2,154,095       1,741,433
                                                                          ------------    ------------

Loss before income taxes                                                   (10,777,220)     (5,149,478)

         Income tax benefit (Note 7)                                              --           (19,497)
                                                                          ------------    ------------

Loss from continuing operations                                            (10,777,220)     (5,129,981)
                                                                          ------------    ------------

Discontinued operations:

      Loss from operations                                                  (4,302,547)       (286,480)
      Loss on disposal of discontinued operations                           (2,090,000)           --
                                                                          ------------    ------------
      Total loss from discontinued operations                               (6,392,547)       (286,480)
                                                                          ------------    ------------

Net loss                                                                   (17,169,767)     (5,416,461)

Preferred stock dividends                                                      134,419         238,000
                                                                          ------------    ------------

Net loss attributable to common stockholders                              $(17,304,186)   $ (5,654,461)
                                                                          ============    ============

Net loss attributable to common stockholders from continuing operations   $(10,911,639)   $ (5,367,981)
                                                                          ============    ============

Basic and diluted loss per common share (Note 9):

      Loss from continuing operations                                            (0.38)          (0.19)
      Loss from discontinued operations                                          (0.15)          (0.01)
      Loss on disposal of discontinued operations                                (0.07)           --
                                                                          ------------    ------------

      Net loss attributable to common stockholders                        $      (0.60)   $      (0.20)
                                                                          ============    ============

Basic and diluted weighted average number of common shares (Note 9)         28,787,710      28,519,663
                                                                          ============    ============






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' DEFICIT

                                                                            ADDITIONAL                     STOCK
                              PREFERRED STOCK              COMMON STOCK       PAID-IN     ACCUMULATED   SUBSCRIPTIONS
                        SHARES ISSUED   PAR VALUE  SHARES ISSUED  PAR VALUE   CAPITAL       DEFICIT       RECEIVABLE       TOTAL
                        -------------   ---------  -------------  --------- -----------   ------------  -------------      -----
 Balance, July 1, 1998            28    $924,525   28,402,975     $284,029  $4,142,943   ($11,881,916)  ($189,450)    ($6,719,869)

Grants of common stock          --                    209,270        2,094     101,338                                    103,432

Exercise of Series A
Warrants                        --                     60,000          600      14,400                                     15,000

Issuance of Series G
Warrants, Series H
Warrants and
   Series I Warrants                                                            83,333                                     83,333

Preferred stock dividends                                                     (238,000)                                  (238,000)

Net loss and
comprehensive loss              --          --           --           --          --       (5,416,461)       --        (5,416,461)
                            --------    --------  -----------   ----------  ----------   ------------   ---------    ------------

Balance, June 30, 1999            28     924,525   28,672,245      286,723   4,104,014    (17,298,377)   (189,450)    (12,172,565)


Grants of common stock                                156,000        1,560      73,380                                     74,940

Conversion of preferred
stock into common stock           (3)    (99,059)     283,020        2,830      96,229                                       --


Preferred stock dividends                                                     (134,419)                                  (134,419)

Capital contribution                                                           764,678                                    764,678

Net loss and comprehensive
   loss                         --          --           --           --          --      (17,169,767)       --        17,169,767)
                            --------    --------  -----------   ----------  ----------   ------------   ---------    ------------

Balance, June 30, 2000            25    $825,466   29,111,265     $291,113  $4,903,882   ($34,468,144)  ($189,450)   ($28,637,133)
                            ========    ========  ===========   ==========  ==========   ============   =========    ============









                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED JUNE 30,
                                                                                           2000             1999
                                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss before preferred stock dividends                                    $(17,169,767)   $ (5,416,461)
                                                                                       ------------    ------------

          Loss from discontinued operations                                               6,392,547         286,480
          Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
                  Depreciation and amortization                                             465,461         838,063
                  Provision for doubtful accounts                                            32,318          10,000
                  Accrued interest expense                                                1,906,784       1,339,329
                  Stock compensation expense                                                 59,940          42,873
                  Financing fee                                                             764,678            --
                  Increase (decrease) in cash from:

                           Accounts receivable                                              (40,062)       (311,365)
                           Inventories                                                      779,907          78,414
                           Prepaid expenses and other current assets                        (56,936)        (21,737)
                           Accounts payable and accrued expenses                          3,212,747        (296,963)
                           Other assets/liabilities                                         (15,304)        (19,697)
                                                                                       ------------    ------------

                                    Total adjustments                                    13,502,080       1,945,397
                                                                                       ------------    ------------

          Net cash used in operating activities from continuing operations               (3,667,687)     (3,471,064)
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of equipment and fixtures                                              (304,844)       (306,303)
                                                                                       ------------    ------------
          Net cash used in investing activities from continuing operations                 (304,844)       (306,303)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from debt issuance                                                     2,000,000       2,416,667
          Proceeds from Signal loan                                                       2,000,000            --
          Proceeds from warrant issuance                                                       --            83,333
          Loans from stockholders                                                           410,934         387,346
          Repayment of loans from stockholders                                              (91,681)       (152,678)
          Proceeds from exercise of warrants                                                   --            15,000
          Repayment of debt                                                                 (36,538)       (469,038)
                                                                                       ------------    ------------

          Net cash provided by financing activities from continuing operations            4,282,715       2,280,630
                                                                                       ------------    ------------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                     (690,774)      1,465,247
                                                                                       ------------    ------------

NET DECREASE IN CASH                                                                       (380,590)        (31,490)

CASH, beginning of period                                                                   400,760         432,250
                                                                                       ------------    ------------

CASH, end of period                                                                    $     20,170    $    400,760
                                                                                       ============    ============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          LogiMetrics, Inc. ("LogiMetrics") and its wholly-owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company") designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules that provide point-to-multipoint ("PMP") terrestrial and satellite-based distribution services in frequency bands from 24 GigaHertz ("GHz") to 38 GHz. The Company's products enable telecommunications service providers to establish reliable and cost-effective data, voice and video communications links within their networks. The Company's infrastructure equipment includes solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including Local Multipoint Distribution Service ("LMDS"), local loop services and Ka-band satellite communications.

a. Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of LogiMetrics and its wholly-owned subsidiary, mmTech. All intercompany balances and transactions have been eliminated.

b. Discontinued Operations

          On February 17, 2000, the Company and Signal Technology Corporation ("Signal") entered into a non-binding Letter of Intent (the
"Letter of Intent"). In connection with the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it was operating the New York Business. In July 2000, the Company terminated the Letter of Intent. In November 2000, the Company and Signal finalized negotiations resulting in Signal's acquisition of the New York Business. Pursuant to the acquisition terms, the Company paid Signal approximately $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business. In connection with the sale of the New York Business to Signal, the Company recorded a loss on disposal of approximately $2.1 million ($0.07 per share). The New York Business is reported as a discontinued operation for all periods presented. The consolidated balance sheet and statements of operations and cash flows, and related notes to the consolidated financial statements have been restated to conform to the discontinued operations presentation. See Note 14.

          The liability recorded as of June 30, 2000 related to the discontinued operations is as follows:

          Payment to Signal                            $2,090,000
          Purchase order accruals                        $976,739
          Legal and accounting                           $381,000
          Other                                          $668,116
                                                         --------
          Total                                        $4,115,855
                                                       ==========

          Revenues generated by the New York Business during 2000 through the date of disposition (February 17, 2000) were approximately $1.0 million. Revenues for the fiscal year ended June 30, 1999 were approximately $7.9 million. These amounts are not included in revenues as reported in the Consolidated Statements of Operations.

c. Revenue Recognition

          Revenue from the sale of the Company's products is recognized at shipment upon the transfer of title.

d. Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

e. Equipment and Fixtures

          Equipment and fixtures are recorded at cost and include equipment under capital leases. Depreciation and amortization are provided by the straight-line method over an estimated useful life of five or ten years and, in the case of leasehold improvements, the remaining lease term.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

f. Income Taxes

          The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

g. Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h. Long-Lived Assets

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

i. Fair Value of Financial Instruments

          At June 30, 2000, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and notes payable, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

j. Comprehensive Loss

          The Company's financial statements do not include a statement of comprehensive loss because the Company had no items of other comprehensive loss other than the net losses for all periods presented.

k. Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No 133 establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000. The Company has determined that this accounting pronouncement will not have a material effect on the consolidated financial statements.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB must be adopted by the quarter ending June 30, 2001. The Company has determined that SAB No. 101 will have no effect on its revenue recognition accounting policies and the related impact on its results of operations and financial position.

l. Reclassifications

          Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the fiscal 2000 presentation.

2. INVENTORIES

   Inventories consist of the following at June 30, 2000:

    Raw material and components                           $19,566
                                                          -------
                                                          $19,566
                                                          =======

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

                                                                                                          YEAR ENDED JUNE 30,
                                                                                                         2000          1999
                                                                                                         ----          ----
                  Interest paid                                                                      $180,254         $247,658

                  Non-cash transactions:
                           Machinery and equipment purchased under capital lease                      $29,831          $723,796
                           Preferred stock dividends                                                 $134,419          $238,000

4. EQUIPMENT AND FIXTURES

          Equipment and fixtures, at cost, are summarized as follows at June 30, 2000:
          Machinery and equipment                                                                  $1,239,061
          Furniture and fixtures                                                                       29,084
          Leasehold improvements                                                                      178,188
                                                                                                      -------
          Gross property, plant and equipment                                                       1,446,333
          Less: accumulated depreciation and amortization                                           (595,210)
                                                                                                    ---------
                                                                                                     $851,123
                                                                                                    =========

          Depreciation expense totaled $0.3 million and $0.2 million for the fiscal years ended June 30, 2000 and 1999, respectively.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

          Accounts payable and other accrued expenses consist of the following at June 30, 2000:

          Accounts payable                                                                         $2,480,086
          Preferred stock dividends payable                                                           882,364
          Accrued professional fees                                                                   630,700
          Accrued payroll                                                                             529,955
          Other accrued expenses                                                                    1,651,443
                                                                                                    ---------
                                                                                                   $6,174,548
                                                                                                   ==========

6. LONG-TERM DEBT

          Long-term debt consists of the following at June 30, 2000:

          Replacement Note                                                                         $1,904,424
          Class A Debentures                                                                        5,609,164
          Class B Debentures                                                                        2,417,454
          Class C Debentures                                                                        3,262,741
          Bridge Notes                                                                              1,106,737
          Bridge Loan                                                                                 100,948
          Investor Loans                                                                            1,054,856
          Signal Loan                                                                               2,069,561
          Notes payable - officer (Note 13)                                                           994,852
          Capital lease obligations                                                                   429,501
                                                                                                      -------
                                                                                                   18,950,238
          Less:  current portion                                                                   18,777,066
                                                                                                     $173,172
                                                                                                   ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NORTH FORK BANK CREDIT FACILITIES

          At June 30, 2000, the Company was a party to a Reduced and Extended Revolving Credit Note (the "Replacement Note") with North Fork Bank (the "Bank") maturing June 30, 2000. At June 30, 2000, the outstanding amount under the Replacement Note was $1.8 million and bore interest at the rate of 2% per annum in excess of the Bank's prime rate. At June 30, 2000, the Bank's prime rate was 9.0%. See Note 14 for a discussion of the repayment of the Replacement Note.

OTHER SENIOR DEBT

         On September 7, 1999, the Company borrowed an aggregate of $1.0 million from a group of institutional investors (the "Lenders"). The loan is evidenced by the Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000 (the "Bridge Notes"). The Bridge Notes bear interest at a rate of 13% per annum. Pursuant to the terms of the Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent (the "Intercreditor Agreement"), the Bridge Notes are secured by a security interest in all of the Company's assets which ranks junior to the Replacement Note with the Bank, and senior to the Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures, due July 29, 1999 (the "Class A Debentures"), the Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and the Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt"). Pursuant to the terms of the Intercreditor Agreement, each of the holders of the Convertible Debt consented to the issuance of the Bridge Notes and the granting of the security interest described above. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman at that time, transferred to the Lenders an aggregate of 3.0 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock") owned by him. Accordingly, a financing fee and a capital contribution of approximately $0.8 million was recorded by the Company.

         In connection with the Signal Transactions described below, the holders of the Convertible Debt and the Bridge Notes agreed to extend the maturity date of the Convertible Debt and the Bridge Notes to July 2, 2000. See Note 14 for a discussion of the subsequent conversion of the Convertible Debt.

         On February 17, 2000, the Company entered into the Letter of Intent with Signal. The Company terminated the Letter of Intent with Signal subsequent to June 30, 2000. See Note 14.

         In connection with the Letter of Intent, at June 30, 2000, Signal had loaned $2.0 million to the Company for working capital and other purposes (the "Signal Loan") pursuant to the terms of a Negotiable Secured Senior Subordinated Promissory Note (the "Signal Note").

         Prior to and concurrent with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). The Investor Loans have been made on the same terms and conditions as the Bridge Notes, but rank senior to the Bridge Notes. The Signal Loan and the Investor Loans were repaid subsequent to June 30, 2000. See Note 14.

          The Signal Loan and the Investor Loans described above are collectively referred to as the "Signal Transactions."

          In addition, the Company received a short-term bridge loan (the "Bridge Loan") from certain of its investors in the amount of $100 thousand. The Bridge Loan bore interest at a rate of 13% per annum and was repaid subsequent to June 30, 2000. See Note 14.

         In addition to the Replacement Note, at June 30, 2000, the Company had issued and outstanding $5.6 million of its Class A Debentures, $2.4 million of its Class B Debentures, $3.3 million of its Class C Debentures and was indebted in an aggregate amount of $2.3 million pursuant to the Bridge Notes, Bridge Loan, and Investor Loans. Pursuant to the terms of the Class A Debentures and the Class B Debentures, the Company was required to file a registration statement covering, among other things, the resale of the shares of Common Stock issuable upon the conversion of the Class A Debentures and the Class B Debentures on or prior to October 27, 1997 and to have the registration statement declared effective by the SEC on or prior to January 25, 1998. Unless the Company completed the required registration, the interest rate on the Class A Debentures and the Class B Debentures increased (subject to a maximum interest rate of 17% per annum). At June 30, 2000, the interest rate was 17% per annum. The holders of the Class A Debentures and the Class B Debentures had the right to declare all amounts thereunder due and payable if the registration statement was not declared effective by the SEC on or prior to April 25, 1998. The holders of the Class A Debentures and the Class B Debentures have waived their respective rights until maturity to declare any default arising as a result of the Company's failure to have the required registration statement declared effective the SEC. See Note 14 for a discussion of the subsequent conversion of the Convertible Debt.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          At June 30, 2000, principal payments due on all long-term debt consist of the following:

          Fiscal year ending June 30, 2001                $18,777,066
          Fiscal year ending June 30, 2002                    162,376
          Fiscal year ending June 30, 2003                     10,796
                                                               ------
                                                          $18,950,238
                                                          ===========

See Note 14.

7.        INCOME TAXES

          The provision for (benefit from) income taxes consists of the following:

          YEAR ENDED JUNE 30, 2000                                                     FEDERAL              STATE             TOTAL
                                                                                       -------              -----             -----
          Current                                                                         $ --               $ --              $ --
          Deferred                                                                 (5,909,349)        (1,362,626)       (7,271,975)
          Valuation allowance                                                        5,909,349          1,362,626         7,271,975
                                                                                     ---------          ---------         ---------
                                                                                          $ --               $ --              $ --
                                                                                          ====               ====              ====


          YEAR ENDED JUNE 30, 1999                                                     FEDERAL              STATE             TOTAL
                                                                                       -------              -----             -----
          Current                                                                         $ --         $ (19,497)       $  (19,497)
          Deferred                                                                 (1,651,000)          (381,000)       (2,032,000)
          Valuation allowance                                                        1,651,000            381,000         2,032,000
                                                                                     ---------            -------         ---------
                                                                                          $ --         $ (19,497)       $  (19,497)
                                                                                          ====         ==========       ===========

          The following is a summary of deferred tax assets as of June 30, 2000:

          Current Deferred Taxes:
                  Inventory                                     $448,161
                  Accounts receivable                             15,206
                  Accrued expenses                               175,462
                  Signal settlement                              874,456
                                                                 -------
                                                               1,513,285
          Non-Current Deferred Taxes:
                  Depreciation                                    51,503
                  NOL carry-forwards                          12,583,792
                                                              ----------
                  Total non-current                           12,635,295
                                                              ----------

          Total deferred tax assets                           14,148,580
          Valuation allowance                               (14,148,580)
                                                            ------------
          Net deferred tax assets                                   $ --
                                                                    ====



         As of June 30, 2000, the Company had net operating loss carry-forwards of $30.0 million available to be used to offset future income. Such loss carry-forwards expire between 2011 and 2015.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                  % OF PRETAX EARNINGS
                                                                                   YEARS ENDED JUNE 30,
                                                                                     2000       1999
                                                                                     ----       ----
         Federal statutory tax rate                                               (34.0)%    (34.0)%
         Permanent difference                                                                     --
                                                                                       --
         Net operating loss not producing a current tax benefit                      34.0       34.0
         Federal and state taxes related to the earnings of mmTech:
            State                                                                      --         --
            Federal                                                                    --         --
            Other                                                                      --      (0.4)
                                                                                       --      -----

         Effective income tax rate                                                    --%     (0.4)%

8. STOCKHOLDERS' DEFICIT

a. Common and Preferred Stock

          At June 30, 2000, the Company had outstanding 29,111,265 shares of Common Stock and 25 shares of its Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock"). In addition, at June 30, 2000, the Company had 51,948,321 shares of Common Stock reserved for issuance pursuant to stock options, warrants and convertible securities outstanding as of that date.

          Dividends on the Series A Preferred Stock are payable quarterly. With respect to all the dividend payments due, the Board of Directors has elected to defer payment. Pursuant to the terms of the Series A Preferred Stock, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock. As of June 30, 2000, the Company had not effected such registration.

          The accumulated amount of dividends due on the Series A Preferred Stock as of June 30, 2000 is $0.9 million. As a result of the Company's failure to effect the registration rights of the holders of the Series A Preferred Stock, the dividend rate on the Series A Preferred Stock increased to 17% per annum effective March 4, 1997. Until the Company complies with its registration obligations, the dividend rate will remain at 17% per annum. All of the Series A Preferred Stock was converted into shares of the Company's Common Stock subsequent to June 30, 2000. See Note 14.

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

                                                                          2000                             1999
                                                                          ----                             ----
                                                                    As            Pro                As            Pro
                                                              Reported          Forma          Reported          Forma
                                                              --------          -----          --------          -----
Net loss attributable to common stockholders             $(17,304,186)   $(17,327,948)      $(5,654,461)   $(5,976,478)
Net loss per share -  basic and diluted                        $(0.60)         $(0.60)           $(0.20)        $(0.21)

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. In fiscal 2000, there were options to purchase 20 thousand shares of the Company's Common Stock granted, however, these options were forfeited during the fiscal year. The weighted average fair value of options granted using the Black-Scholes option pricing model during fiscal 1999 was $0.33 per share.

                                                  2000            1999
                                                  ----            ----
          Dividend yield                            0%              0%
          Expected volatility                    45.8%           45.8%
          Risk-free interest rate                 5.2%            5.2%
          Expected option lives, in years          8.4             9.4

          In May 1997, the Company adopted the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") which authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). A total of
7.5 million shares of Common Stock are reserved for issuance in connection with the Stock Compensation Program, of which up to 7.35 million shares may be issued under the Employee Plans and up to 150 thousand shares may be issued under the Independent Director Plan. See Note 14.

          In the event that an option or award granted under the Stock Compensation Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Stock Compensation Program.

          A summary of the status of the Stock Compensation Program at June 30, 2000 and June 30, 1999 is presented below:

                                                                           2000                                  1999
                                                                           ----                                  ----
                                                                                     WEIGHTED                              WEIGHTED
                                                                       WEIGHTED       AVERAGE                WEIGHTED       AVERAGE
                                                          SHARES        AVERAGE     REMAINING      SHARES     AVERAGE     REMAINING
                                                      UNDERLYING       EXERCISE   CONTRACTUAL  UNDERLYING    EXERCISE   CONTRACTUAL
                                                         OPTIONS          PRICE          LIFE     OPTIONS       PRICE          LIFE
                                                      ----------       --------   -----------  ----------    --------  ------------
Outstanding at beginning of year                       2,976,000        $  0.55       7 Years   2,766,800     $  0.55       8 Years
Granted                                                   20,000           0.55      10 Years     420,000        0.53      10 Years
Forfeited                                                465,200           0.55       7 Years     210,800        0.55       8 Years
                                                         -------                                  -------

Outstanding at end of year                             2,530,800        $  0.55       7 Years   2,976,000     $  0.55       8 Years
                                                       =========                                =========

Exercisable at end of year                             2,380,800        $  0.55       7 Years   2,580,600     $  0.55       8 Years
                                                       =========                                =========

c. Warrants

          As of June 30, 2000, the Company had outstanding several series of warrants. The fair value of each warrant was estimated on the date of issuance using the Black-Scholes option pricing model. The significant assumptions used to value each warrant and the resulting fair value are set forth below.

          The Common Stock Purchase Warrants, Series A (as amended, the "Series A Warrants") were issued in July 1995 in connection with the issuance of the Company's Amended and Restated 12% Convertible Subordinated Debentures (the "Subordinated Debentures") and as of June 30, 2000 were exercisable for an aggregate of 140 thousand shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series A Warrants had an expiration date of July 15, 2002. The significant assumptions used to value the Series A Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series A Warrants of $0.10. These assumptions resulted in an aggregate fair value of $12 thousand for the Series A Warrants.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The Common Stock Purchase Warrants, Series B (as amended, the "Series B Warrants") were issued in July 1995 in connection with the issuance of the Subordinated Debentures and as of June 30, 2000 were exercisable for an aggregate of 1.5 million shares of Common Stock at an exercise price of $.25 per share (subject to adjustment in certain circumstances). The Series B Warrants had an expiration date of July 15, 2002. The significant assumptions used to value the Series B Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series B Warrants of $0.10. These assumptions resulted in an aggregate fair value of $30 thousand for the Series B Warrants. The Company recorded compensation expense of $30 thousand upon the issuance of the Series B Warrants.

          The Common Stock Purchase Warrants, Series C (the "Series C Warrants") were issued in March 1996 in connection with the issuance of the Class B Debentures and as of June 30, 2000 were exercisable for an aggregate of 2,542,380 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series C Warrants had an expiration date of March 7, 2003. The significant assumptions used to value the Series C Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series C Warrants of $0.20. These assumptions resulted in an aggregate fair value of $457,628 for the Series C Warrants.

          The Common Stock Purchase Warrants, Series D (the "Series D Warrants") were issued in March 1996 in connection with the issuance of the Series A Preferred Stock and as of June 30, 2000 were exercisable for an aggregate of 141,510 shares of Common Stock at an exercise price of $.01 per share (subject to adjustment in certain circumstances). The Series D Warrants had an expiration date of March 7, 2003. The significant assumptions used to value the Series D Warrants included a risk free rate of 6.0%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series D Warrants of $0.20. These assumptions resulted in an aggregate fair value of $509,436 for the Series D Warrants.

          The Common Stock Purchase Warrants, Series E (the "Series E Warrants") were issued in March 1996 in connection with a consulting agreement and as of June 30, 2000 were exercisable for an aggregate of 1.0 million shares of Common Stock at an exercise price of $.40 per share (subject to adjustment in certain circumstances). The Series E Warrants had an expiration date of March 7, 2003. The significant assumptions used to value the Series E Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series E Warrants of $0.10. These assumptions resulted in an aggregate fair value of $10 thousand for the Series E Warrants. The Company recorded compensation expense of $10 thousand upon the issuance of the Series E Warrants.

          The Common Stock Purchase Warrants, Series F (the "Series F Warrants") were issued in May 1996 to certain directors, officers and other related parties as compensation for services performed and as of June 30, 2000 were exercisable for an aggregate of 667,040 shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series F Warrants had an expiration date of March 7, 2003. The significant assumptions used to value the Series F Warrants included a risk free rate of 5.85%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying the Series F Warrants of $0.10. These assumptions resulted in an aggregate fair value of $6,670 for the Series F Warrants. The Company recorded compensation expense of $6,670 upon the issuance of the Series F Warrants.

          The Common Stock Purchase Warrants, Series G (the "Series G Warrants") were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 2000 were exercisable for an aggregate of 9.35 million shares of Common Stock at an exercise price of $.50 per share (subject to adjustment in certain circumstances). The Series G Warrants had an expiration date of July 29, 2004.

          The Common Stock Purchase Warrants, Series H (the "Series H Warrants") were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 2000 were exercisable for an aggregate of 1,433,333 shares of Common Stock at an exercise price of $.60 per share (subject to adjustment in certain circumstances). The Series H Warrants had an expiration date of July 29, 2004.

          The Common Stock Purchase Warrants, Series I (the "Series I Warrants") were issued in July 1997, May 1998 and August 1998 in connection with the issuance of Class A Debentures and as of June 30, 2000 were exercisable for an aggregate of 716,667 shares of Common Stock at an exercise price of $1.125 per share (subject to adjustment in certain circumstances). The Series I Warrants had an expiration date of July 29, 2004.

          The significant assumptions used to value the Series G Warrants, Series H Warrants and the Series I Warrants included a risk free rate of 6.3%, an annualized variability of daily return of 40.0% and a fair value of the Common Stock underlying each series of warrants of $0.24. These assumptions resulted in an aggregate fair value of $514,500 for the Series G Warrants, $66 thousand for the Series H Warrants and $22 thousand for the Series I Warrants.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The Common Stock Purchase Warrants, Series J (as amended, the "Series J Warrants") were issued in October 1998 in connection with the renewal and extension of the Company's lending facility with the Bank and as of June 30, 2000 were exercisable for an aggregate of 100 thousand shares of Common Stock at an exercise price of $0.55 per share (subject to adjustment in certain circumstances). The Series J Warrants expire on January 1, 2003. The fair value of the Series J Warrants was estimated using the Black-Scholes option pricing model. The significant assumptions used to value the Series J Warrants included a risk free rate of 6.40%, an annualized variability of daily return of 45.8% and a fair value of the Common Stock underlying the Series J Warrants of $0.34. These assumptions resulted in an aggregate fair value of $0 for the Series J Warrants, therefore, no compensation expense has been recorded.

          The Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants, Series E Warrants, Series F Warrants, Series G Warrants, Series H Warrants and Series I Warrants are referred to herein collectively as the "Warrants". Pursuant to the terms of the Warrants, the Company is required to effect the registration for resale of, among other things, the shares of Common Stock issuable upon the exercise of the Warrants. The Company did not effect such registration. The Warrants were subsequently exchanged for shares of Common Stock. See Note 14.

d. Stock Subscriptions Receivable

          As of June 30, 2000, two former officers of the Company owed the Company $97,850 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold. Also, as of June 30, 2000, an entity controlled by a director of the Company owed the Company $35 thousand for Series G Warrants purchased from the Company. By agreement, such amount is payable upon the occurrence of certain events, including the disposition of the Series G Warrants. See Note 14.

e. Registration Rights

          Under the terms of the Class A Debentures, the Class B Debentures, the Series A Preferred Stock, the Warrants and the options granted to a former officer of the Company, the Company was obligated to effect the respective holders' registration rights within 90 days after issuance. Certain of these registration rights were waived subsequent to June 30, 2000. See Note 14.

9. LOSS PER SHARE

          The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the years presented. The loss per share calculations for 2000 and 1999 do not give effect to common stock equivalents because they would have an antidilutive effect.

10. COMMITMENTS AND CONTINGENCIES

a. Lease Agreements

          The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 2000 were as follows:

          Fiscal year ending June 30, 2001                   $359,917
          Fiscal year ending June 30, 2002                   $387,537
          Fiscal year ending June 30, 2003                   $385,255
          Fiscal year ending June 30, 2004                   $265,443
          Fiscal year ending June 30, 2005                     $2,817
                                                           ----------
          Total                                            $1,400,969
                                                           ==========

          Rent expense for continuing operations for the fiscal years ended June 30, 2000 and 1999 approximated $0.3 million and $0.2 million, respectively.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b. Employment Agreements

          In connection with the merger with mmTech in April 1997, the Company entered into five-year employment agreements with two officers of the Company, pursuant to which those officers were entitled to receive aggregate base compensation of $400 thousand during fiscal year 2000. The agreements provide for periodic increases at the discretion of the Company's Board of Directors. The agreements also provide for certain life insurance and severance benefits. These agreements were superseded subsequent to June 30, 2000. See Note 14.

c. Legal Proceedings

         From time to time, the Company is subject to routine claims incidental to the operation of its business. Management believes that none of such litigation will have a material adverse effect upon the Company's results of operations or financial condition.

11. MAJOR CUSTOMERS

          One customer accounted for 60% and 95% of revenues for the years ended June 30, 2000 and 1999, respectively. This customer also accounted for 78% of the Company's accounts receivable at June 30, 2000.

          Sales to customers in Canada accounted for 95% of revenues for each of the fiscal years ended June 30, 2000 and 1999.

12. PENSION PLAN

          The Company had one defined contribution plan covering eligible full-time employees as of June 30, 2000. Participation in the plan is voluntary and participants may contribute up to 15% of their compensation, subject to federal limitations. The mmTech, Inc. 401(k) Plan and Trust (the "mmTech Plan") provides for a Company match of 5% of participant contributions, and a discretionary amount based on profitability. Discretionary Company contributions are vested ratably over a six-year period. Company contributions totaled $4 thousand for both the fiscal years ended June 30, 2000 and 1999 under the mmTech Plan. The Company made no discretionary contributions to the mmTech Plan in the fiscal years ended June 30, 2000 and 1999.

13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          Dr. Frank A. Brand, a director of the Company during fiscal 2000, and the uncle of Charles S. Brand, the Company's Chairman during fiscal 2000, had a consulting agreement with the Company, which expired on April 30, 1999. The agreement called for quarterly payments of 36,363 shares of Common Stock. During the fiscal year ended June 30, 1999, Dr. Brand was entitled to receive 121,210 shares of Common Stock, with an aggregate value of $43 thousand for fiscal 1999 for consulting services provided, representing the fair market value of the shares on the dates of issuance. Such amount was recorded as compensation expense in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 1999. There was no reduction to the amounts recorded as compensation expense for lack of market liquidity and other discount considerations.

          Kenneth C. Thompson, a former director of the Company, had a consulting agreement with the Company which expired effective November 15, 1999. In December 1998, Mr. Thompson loaned the Company $25 thousand (the "Thompson Loan"). The Thompson Loan was unsecured, bore interest at a weighted average rate of 9.01% per annum and matured on December 31, 1999. On such date, the Thompson Loan was repaid in full.

          MBF Capital Corporation ("MBF"), an entity controlled by Mark B. Fisher, a director of the Company during fiscal 2000, paid $35 thousand of the purchase price payable by it in connection with its July 1997 purchase of the Series G Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note had a maturity date of July 29, 2000 and bore interest (compounded annually) at a rate of 6.07% per annum, payable at maturity. The MBF Note was secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note became due and payable upon the closing of the Transaction described in
Note 14 which constituted a Company Sale (as defined in the Stockholders Agreement entered into in connection with the issuance of the Class A Debentures). The MBF Note was satisfied subsequent to June 30, 2000 by a reduction in the number of shares of Common Stock issued to MBF pursuant to its exchange of its Series G Warrants. See Note 14.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Charles S. Brand, the Company's Chairman and Chief Technical Officer during fiscal 2000, lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The maximum amount advanced by Mr. Brand was $1.0 million, which was the amount outstanding at June 30, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company agreed to pay interest on the unpaid advances at a rate of 7.0% per annum. See
Note 14.

          Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and ACC incurred rent expense of $58 thousand during the fiscal year. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $0.1 million and $34 thousand and mmTech incurred expenses of $5 thousand and $42 thousand for the fiscal years ending June 30, 2000 and June 30, 1999, respectively. At June 30, 2000, ACC owed mmTech approximately $74 thousand.

14. SUBSEQUENT EVENTS

         In July 2000, the Company and L-3 Communications Corporation ("L-3") entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93.2 million newly issued shares (the "L-3 Shares") of the Company's Common Stock, for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note has been prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. Previously, the Note was to be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The Company and L-3 subsequently agreed to extend the maturity date. As of March 31, 2001, the Note had been paid in full by L-3. Pursuant to the terms of the Purchase Agreement, the number of shares of Common Stock issued to L-3 was adjusted to 92.1 million, constituting 53.5% of the Company's outstanding Common Stock as calculated pursuant to the Purchase Agreement.

         Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of March 31, 2001, L-3 had acquired 667 thousand Additional Shares for $1.0 million.

         Pursuant to the terms of the Purchase Agreement, the Company granted to L-3 an option (the "L-3 Option") to acquire up to 5.5 million shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares and expires ten years from the date of grant.

         In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company (the "Board"), to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with the Qualifying Offering upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. Such services and equipment are billed, from time to time, at cost to the Company, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales).

         L-3 also agreed to use its reasonable best efforts, for a limited period of time, to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares, and to cooperate with the Company to consummate the Qualifying Offering subject to market and economic conditions. As of March 31, 2001, neither the additional investment nor the Qualifying Offering had been consummated.

         Pursuant to the Purchase Agreement, the Company agreed to maintain directors' and officers' insurance in place for a period of six years (subject to certain expense limitations) and to maintain certain provisions in its charter and by-laws relating to the indemnification of directors and officers for such six-year period.


         Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Common Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amended (the "Exchange Act") of L-3) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by the Existing Holders (as defined below), effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders,
(F) amend or modify any of the provisions of the documents relating to the Purchase Agreement, (G) enter into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or (H) enter into, assume or become bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 agreed not to sell to a non-affiliated third party more than 53.3% of the L-3 Shares prior to December 31, 2001. The directors appointed by the Existing Holders have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions expire upon the earlier of (i) the consummation of a Qualifying Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

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

         Each of the Company and L-3 agreed in the Purchase Agreement to indemnify the other party and certain related parties and hold them harmless from any losses arising from, in connection with or otherwise with respect to its breach of any representation or warranty contained in the Purchase Agreement (subject to the expiration of such representations and warranties) or its failure to perform any covenant or agreement made or contained in the Purchase Agreement or fulfill any obligation in respect thereof. If the Company is required to indemnify L-3 pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award), then L-3 is entitled, in addition to any other right or remedy it may have, to exercise rights of set-off against any amounts then due and payable to the Company under the Purchase Agreement or that may thereafter become due and payable to the Company under the Purchase Agreement (including in respect of the purchase price for the Additional Shares). L-3's obligation to indemnify the Company and certain related parties pursuant to these provisions (as determined by a court of competent jurisdiction or by an arbitration award) will not exceed in the aggregate $20.0 million, such $20.0 million to be reduced from time to time beginning on the Closing by any and all amounts paid in cash to the Company or on its behalf pursuant to the Purchase Agreement (including the $8.5 million which was paid in cash at the Closing, payments or other credits with respect of the Note and the purchase price paid for the Additional Shares).

         Effective as of the Closing, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand and Mark B. Fisher resigned as directors of the Company and Jay B. Langner was appointed as a director of the Company. Pursuant to the terms of the Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"), among the Company, L-3 and the other parties thereto (the "Existing Holders"), upon compliance by the Company with the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Effective Time"), the number of directors constituting the Board was set at seven. The Existing Holders have the right to designate three directors so long as they continue to beneficially own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors the Existing Holders will have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. From and after the Effective Time, L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined). Subsequent to the Effective Time, Frank C. Lanza, Robert V. LaPenta, Christopher
C. Cambria and John S. Mega, all of whom are employees of L-3, were appointed by L-3 as directors to fill the vacancies created by the increase in the number of directors. For certain information regarding Messrs. Lanza, LaPenta, Cambria and Mega, see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         John S. Mega                   Acting President
         Charles S. Brand               Senior Vice President of
                                        Technology and Acting General
                                        Manager - New Jersey Operations
         Norman M. Phipps               Senior Vice President of Administration
         Christopher C. Cambria         Vice President and Secretary

For certain information regarding these individuals, see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          In connection with and prior to the Closing, the holders of the Company's Convertible Debt converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, in connection with and prior to the Closing, the holders of the Company's Series A Preferred Stock converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. In connection with and prior to the Closing, the Existing Holders also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock.

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

          The Company, L-3 and the Existing Holders also entered into a Registration Rights Agreement, dated as of July 10, 2000 (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

          In addition, if at any time after January 2, 2001, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

          In connection with the Transaction, the Company entered into new two-year employment agreements with Messrs. Brand and Phipps (the "New Employment Agreements"). Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210 thousand. The base salary is subject to periodic increases at the discretion of the Board. Under his New Employment Agreement, Mr. Phipps was granted an option to acquire 750 thousand shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, as defined, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2 thousand per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

          Pursuant to the terms of the Transaction, options to purchase 150 thousand shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher (collectively, the "Former Director Options"). The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above, Mr. Phipps received an option to acquire 750 thousand shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8.9 million shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 (the "Employee Options"). All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, one officer of the Company, Mr. James


Meckstroth, and one former officer of the Company, Mr. Erik Kruger, received options to acquire 740 thousand shares and 400 thousand shares of Common Stock, respectively.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          In addition, pursuant to the Transaction, options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3, Cramer, Rosenthal McGlynn, LLC ("CRM") and Cerberus Partners, L.P. ("Cerberus") (the "Founder Options") (with each such party having the ability to direct all or part of its options to certain parties). CRM directed approximately 129 thousand shares to Mr. Phipps. The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

          The transactions described above are collectively referred to as the "Transaction."

          On July 20, 2000, the Company filed with the SEC an Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder (the "Information Statement"). The Information Statement was mailed on July 21, 2000 to all holders of record of the Company at the close of business on July 10, 2000 in connection with the appointment by L-3 of a majority of the members of the Board.

          On February 17, 2000, the Company and Signal entered into the Letter of Intent relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2.0 million to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). In addition, the Company received the Bridge Loan from certain of its investors in the amount of $100 thousand. The Signal Loan, the Investor Loans and the Bridge Loan were repaid with a portion of the net proceeds of the Transaction.

          In connection with the Letter of Intent, the Company and Signal also entered into the Management Agreement pursuant to which, Signal, through its Keltec division, assumed the management and operation of the Company's New York Business and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it was operating the New York Business. In July 2000, the Company terminated the Letter of Intent. In November 2000, the Company and Signal finalized negotiations resulting in Signal's acquisition of the New York Business. Pursuant to the acquisition terms, the Company paid Signal approximately $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business.

          The Company's indebtedness for borrowed money owing to the Bank matured on January 2, 2001, and was repaid in full in February 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following table sets forth certain information as of March 31, 2001 regarding the Company's executive officers and directors as of June 30, 2000.

NAME                                  AGE       FORMER POSITION WITH THE COMPANY
----                                  ---       --------------------------------
Charles S. Brand (1)(2)                61       Chairman of the Board and Chief Technical Officer
Norman M. Phipps (1)                   40       President, Chief Operating Officer, Interim Chief Financial Officer and Director
James R. Meckstroth                    51       Senior Vice President - Operations
Erik S. Kruger                         39       Vice President - Finance and Administration and Secretary
Frank A. Brand (3)(4)(5)               76       Director
Jean-Francois Carreras (3)(5)          51       Director
Mark B. Fisher (6)                     42       Director

(1) Member of Executive Committee during the fiscal year ended June 30, 2000.

(2)       Mr. Brand resigned as a director in July 2000.

(3)       Member of Audit Committee during the fiscal year ended June 30, 2000.

(4)       Dr. Brand resigned as a director in July 2000.

(5) Member of Compensation Committee during the fiscal year ended June 30, 2000.

(6)       Mr. Fisher resigned as a director in July 2000.

          Charles S. Brand. Prior to the consummation of the Transaction, Mr. Brand served as the Company's Chairman of the Board and Chief Technical Officer since March 1998. From April 1997 to March 1998, Mr. Brand was the Chairman and Chief Executive Officer of the Company. From February 1994 to April 1997, Mr. Brand was the President of mmTech (which subsequently became a wholly-owned subsidiary of LogiMetrics). Prior to founding mmTech, Mr. Brand was the founder and President of Trontech, Inc., a manufacturer of solid state amplifiers used in military applications and wireless equipment for the cellular and PCS markets, which was subsequently sold in December 1986 to Dynatech Corporation. Mr. Brand has been involved in the development of LMDS systems for over twelve years. Mr. Brand is the nephew of Dr. Frank A. Brand.

          Norman M. Phipps. Prior to the consummation of the Transaction, Mr. Phipps served as the President and Chief Operating Officer of the Company since April 1997, and also as interim Chief Financial Officer since March 1998. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board and Acting President of the Company. Mr. Phipps continues to serve as a director of the Company following the consummation of the Transaction and is one of the three Existing Holder Designees. Mr. Phipps has served as a principal of two private investment firms, Phipps, Teman & Company, L.L.C. (from January 1994 to December
1997) and CP Capital Partners (from January 1991 to December 1993). Mr. Phipps is a director of Avery Communications, Inc., a telecommunications service company providing billing and collection services for inter-exchange carriers and long-distance resellers.

          James R. Meckstroth. Mr. Meckstroth has served as the Company's Senior Vice President -- Operations since December 1998. Mr. Meckstroth acted as a consultant to the Company from July 1998 to December 1998. From August 1997 to July 1998, Mr. Meckstroth served as Senior Vice President - Global Operations for Glenayre Electronics, Inc. From July 1994 to August 1997, Mr. Meckstroth was Vice President of Engineering for Glenayre's Wireless Messaging Group. From July 1992 to July 1994, Mr. Meckstroth was the Director of Operations/Research and Development at PPG Biomedical Systems Division.

          Erik S. Kruger. Mr. Kruger has served as Vice President -- Finance and Administration of the Company since February 1998. Mr. Kruger served as Secretary of the Company from February 1998 until the consummation of the Transaction. From March 1996 to January 1998, Mr. Kruger was the Chief Financial Officer of CellularVision of New York, L.P. From September 1990 to February 1996, Mr. Kruger was employed by Coopers & Lybrand L.L.P., specializing in the telecommunications and entertainment industries. Mr. Kruger is a Certified Public Accountant.

          Dr. Frank A. Brand. Prior to his resignation in July 2000, Dr. Brand had been a director of the Company since April 1997. Since 1991, Dr. Brand has been a private investor and consultant. Prior to his retirement in 1991, Dr. Brand held several senior management positions with M/A-COM, Inc., a major manufacturer of telecommunications products and systems, including Chief Technical Officer, Chief Operating Officer and Acting Chief Executive Officer. Dr. Brand is a Life-Fellow of the Institute of Electrical and Electronic Engineers, a Fellow of Polytechnic University and a member of the Engineering Dean's Council at UCLA.

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

          Mark B. Fisher. Prior to his resignation in July 2000, Mr. Fisher had been a director of the Company since July 1997. Mr. Fisher is the President of MBF Capital Corporation, Inc. ("MBF"), a firm that invests in and advises technology driven companies. From 1990 to 1996, Mr. Fisher served as a Principal of Alex. Brown & Sons, Inc.

          As indicated above, effective as of the closing of the Transaction, the number of directors constituting the Board was reduced to three; Charles S. Brand, Frank A. Brand, and Mark B. Fisher resigned as directors of the Company, and Jay B. Langner was appointed as a director of the Company. At the Effective Time, the Board was further reconstituted to consist of seven directors. Subsequent to the Effective Time, Frank C. Lanza, Robert V. LaPenta, Christopher
C. Cambria, and John S. Mega, each of whom is an employee of L-3, were appointed as new directors to fill the vacancies created by the increase in the number of directors (the "L-3 Designees"). After the Effective Time, Norman M. Phipps, Jean-Francois Carreras and Jay B. Langner continued as directors. Certain information regarding Messrs. Langner, Lanza, LaPenta, Cambria and Mega is set forth below. Such information is as of March 31, 2001. Mr. Langner's business address is % A.C. Israel, 707 Westchester Avenue, White Plains, NY 10604 and the business address of each of the L-3 Designees is c/o L-3 Communications Corporation, 600 Third Avenue, New York, NY 10016.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                                   AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                   ---       --------------------------------------------------
Jay B. Langner                         71        Mr. Langner has been the Honorary Chairman of Hudson General Corporation (an aviation services company) since April 1999. From 1961 to 1999, Mr. Langner served in various capacities for Hudson General, including Chairman and Chief
                                                 Executive Officer. Mr. Langner has been the Chairman of Montefiore Medical
                                                 Center since 1986 and is a director of the Gregorian University Foundation and a trustee of the Orpheus Chamber Orchestra. Mr. Langner also serves as a director of Petroquest Energy, Inc.


Frank C. Lanza                         69        Mr. Lanza has been the Chairman and Chief Executive Officer and Director of L-3
                                                 since April 1997. From April 1996, when Loral Space & Communications, Ltd
                                                 ("Loral") was acquired by Lockheed Martin Corporation ("Lockheed Martin"), until
                                                 April 1997, Mr. Lanza was Executive Vice President of Lockheed Martin, a member of Lockheed Martin's Executive Council and Board of Directors and President and
                                                 Chief Operating Officer of Lockheed Martin's command, control, communications and intelligence ("C(3)I") and Systems Integration Sector, which comprised many of the businesses Lockheed Martin acquired from Loral. Prior to the April 1996 acquisition of Loral, Mr. Lanza was President and Chief Operating Officer of
                                                 Loral, a position he held since 1981.


Robert V. LaPenta                      55        Mr. La Penta has been the President and Chief Financial Officer and Director of
                                                 L-3 since April 1997. From April 1996 until April 1997, Mr. LaPenta was a Vice
                                                 President of Lockheed Martin and was Vice President and Chief Financial Officer
                                                 of Lockheed Martin's C(3)I and Systems Integration Sector. Prior to the April
                                                 1996 acquisition of Loral, Mr. LaPenta was Loral's Senior Vice President and
                                                 Controller, a position he held since 1981. Mr. LaPenta is on the Board of
                                                 Trustees of Iona College and The American College of Greece, and is a director of Core Software.


Christopher C. Cambria                 42        Mr. Cambria has been a Senior Vice President, Secretary and General Counsel of
                                                 L-3 since March 2001. From June 1997 until February 2001, Mr. Cambria was a Vice
                                                 President, Secretary and General Counsel of L-3. From 1994 until joining L-3,
                                                 Mr. Cambria was an associate with Fried, Frank, Harris, Shriver & Jacobson. From
                                                 1986 until 1993, he was an associate with Cravath, Swaine & Moore.



John S. Mega                           47        Mr. Mega has been a Vice President of L-3 and President of L-3's Microwave Group
                                                 since April 1997. From April 1996, when Loral was acquired by Lockheed Martin until April 1997, Mr. Mega was a Vice President and Chief Financial Officer of
                                                 Lockheed Martin's Tactical Defense Systems business. Prior to the April 1996 acquisition of Loral, Mr. Mega was a Corporate Group Controller for Loral.


Effective upon the closing of the Transaction, the following persons were elected to hold the offices set forth after their names.

John S. Mega                           Acting President
Charles S. Brand                       Senior Vice President of Technology and
                                       Acting General Manager -- New Jersey
                                       Operations
Norman M. Phipps                       Senior Vice President of Administration
Christopher C. Cambria                 Vice President and Secretary

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

          The Board held ten meetings during fiscal year 2000. In addition to its regularly scheduled meetings, the Board took action on three occasions by unanimous written consent. Each director attended 90% or more of the aggregate of (i) meetings of the Board held during the period for which he served as a director and (ii) meetings of all committees held during the period for which he served on those committees.

          The three standing committees of the Board are described below:

          Audit Committee. During the fiscal year ended June 30, 2000, the Audit Committee consisted of Dr. Frank Brand, Mr. Jean-Francois Carreras and Francisco
A. Garcia. Mr. Garcia resigned as a director in November 1999. The Audit Committee makes recommendations to the Board of Directors with respect to the independent auditors of the Company's financial statements, reviews the scope of the annual audit and meets periodically with the Company's independent auditors to review their findings and recommendations, reviews quarterly financial information and earnings releases prior to public dissemination, approves major accounting policies and changes thereto and periodically reviews the Company's principal internal accounting controls to assure that the Company maintains an appropriate system of financial control. The Audit Committee did not meet during fiscal 2000.

          Compensation Committee. During the fiscal year ended June 30, 2000, the Compensation Committee consisted of Dr. Frank Brand and Messrs. Carreras and Garcia. The Compensation Committee periodically reviews and determines the amount and form of compensation and benefits payable to the Company's principal executive officers and certain other management personnel. The Compensation Committee also administers certain of the Company's employee benefit plans. The Compensation Committee did not meet during fiscal 2000.

          Executive Committee. During the fiscal year ended June 30, 2000, the Executive Committee consisted of Mr. Charles Brand, Kenneth C. Thompson and Mr. Phipps. Mr. Thompson resigned as the Company's Chief Executive Officer and as a director in November 1999. The Executive Committee exercises such authority as is delegated to it from time to time by the full Board. The Executive Committee met four times during fiscal 2000.

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

          Pursuant to the terms of the Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 20 thousand shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. In connection with the Transaction, the directors who were entitled to receive such option waived their year 2000 option grant. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. See "Stock Compensation Program.".

PRIOR AGREEMENTS; PRIOR RIGHT TO DESIGNATE DIRECTORS; CHANGES IN CONTROL

          In July 1997, the Company entered into a purchase agreement (the "1997 Agreement") with a group of institutional investors (the "Investors"), including certain entities affiliated with Mark B. Fisher, who had previously served as a director of the Company. Pursuant to the terms of the 1997 Agreement, the Company issued and sold to the Investors an aggregate of $3.6 million in aggregate principal amount of the Company's Class A Debentures and warrants to acquire an aggregate of 11.5 million shares of Common Stock for a total purchase price of $4.4 million.

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

          In March 1996, the Company entered into a Unit Purchase Agreement (the "Unit Purchase Agreement") with Cerberus pursuant to which the Company issued and sold to Cerberus an aggregate of $1.0 million of convertible senior subordinated debentures which were subsequently exchanged for the Class B Debentures, and warrants to acquire an aggregate of 2.5 million shares of Common Stock for a total purchase price of $1.5 million. Pursuant to the terms of the Unit Purchase Agreement, Cerberus received the right to appoint one member of the Board.

STOCKHOLDERS' AGREEMENT

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During the fiscal year ended June 30, 2000, the Company's Compensation Committee was comprised of Dr. Brand and Messrs. Carreras and Garcia. Mr. Garcia resigned as a director in November 1999.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Under Section 16(a) of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of a registered class of the Company's equity securities are required to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports and any amendments thereto which have been furnished to the Company, the Company believes that all of such reporting persons complied with all applicable Section 16(a) filing requirements in respect of the fiscal year ended June 30, 2000, except that Greg Manocherian failed to timely file one Form 4 reporting transactions and Charles
S. Brand failed to timely file one Form 4 reporting one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth certain compensation paid to Kenneth C. Thompson, who served as the Company's Chief Executive Officer until November 1999, and each other executive officer of the Company for services performed during the fiscal year ended June 30, 2000 (collectively, the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE (1)
                               ANNUAL COMPENSATION

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                    OTHER ANNUAL         SECURITIES        ALL OTHER
                                                      SALARY          BONUS         COMPENSATION         UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION      FISCAL YEAR           ($)             ($)                ($)          OPTIONS/SARS(#)        ($)
---------------------------      -----------           ---             ---                ---          ---------------        ---
Kenneth C. Thompson(2) .......      2000           $  45,000(3)
Chief Executive Officer             1999           $ 126,000            --                  *                   --
                                    1998           $ 171,100(4)(5)      --                  *                   --

Charles S. Brand(6) ..............  2000           $  96,154(7)         --                  *                   --
Chairman of the Board and           1999           $ 100,000(8)         --                  *                   --
Chief Technical Officer             1998           $ 200,000            --                  *                   --

Norman M. Phipps ..............     2000           $ 108,251(9)         --                  *                   --      $ 1,775(10)
President, Chief Operating          1999           $ 150,000            --                  *                   --      $ 1,775(10)
Officer and Interim Chief           1998           $ 150,000            --                  *                   --      $ 1,775(10)
Financial Officer

James R. Meckstroth ............    2000           $ 147,310(11)        --                  *                   --
Senior Vice                         1999           $ 102,327(12)        --                  *              260,000
President-Operations

Erik S. Kruger ..................   2000           $ 108,869(13)        --                  *                   --
Vice President-Finance and          1999           $ 116,858            --                  *                   --
Administration                      1998           $  37,596(14)        --                  *              200,000

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

(2) Mr. Thompson resigned as the Company's Chief Executive Officer and as a director in November 1999.

(3) During fiscal 2000, Mr. Thompson deferred $89,000 of consulting fees otherwise payable to him. The amount deferred was paid upon the closing of the Transaction.

(4) Includes consulting fees paid to Mr. Thompson prior to his becoming Chief Executive Officer of the Company in March 1998.

(5) Pursuant to the terms of his consulting agreement, a portion of Mr. Thompson's consulting fee was paid in the form of 108,000 shares of Common Stock with a fair market value of $54,000. See "Employment Agreements and Compensation Arrangements."

(6) Mr. Brand served as the Company's Chief Executive Officer from April 1997 until March 1998.

(7) During fiscal 2000, Mr. Brand deferred $103,846 of his salary. The amount deferred was paid upon the closing of the Transaction.

(8) During fiscal 1999, Mr. Brand deferred $100,000 of his salary. The amount deferred was paid upon the closing of the Transaction.

(9) During fiscal 2000, Mr. Phipps deferred $72,518 of his salary. The amount deferred was paid upon the closing of the Transaction.

(10) Represents life insurance premiums for which Mr. Phipps was reimbursed.

(11) During fiscal 2000, Mr. Meckstroth deferred $3,192 of his salary. The amount deferred was paid upon the closing of the Transaction.

(12) Includes consulting fees paid to Mr. Meckstroth prior to his employment by the Company in December 1998.

(13) During fiscal 2000, Mr. Kruger deferred $19,765 of his salary. The amount deferred was paid upon the closing of the Transaction.

(14) Mr. Kruger joined the Company in February 1998.

FISCAL YEAR-END OPTION GRANTS

          During the fiscal year ended June 30, 2000 the Company did not grant any options to purchase Common Stock to any of the Named Executive Officers. Additionally, the Company did not grant any stock appreciation rights during the fiscal year ended June 30, 2000.

FISCAL YEAR-END OPTION VALUES

          The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held by such Named Executive Officers as of June 30, 2000. No stock options were exercised during the fiscal year ended June 30, 2000.

                                      NUMBER OF SECURITIES UNDERLYING
                                        UNEXERCISED OPTIONS AT FISCAL                        VALUE OF UNEXERCISED
                                                             YEAR-END                                IN-THE-MONEY
          NAME                           (#)EXERCISABLE/UNEXERCISABLE          ($) OPTIONS AT FISCAL YEAR-END (1)
          ----                           ----------------------------          ----------------------------------
Charles S. Brand                                             20,000/0                                   $2,700/$0
Norman M. Phipps                                            825,000/0                                 $156,000/$0
James R. Meckstroth                                   110,000/150,000                             $20,900/$28,500
Erik S. Kruger                                              200,000/0                                  $38,000/$0


(1) Based on an estimated market value of $0.74 per share for the Common Stock on June 30, 2000.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

          In April 1997, Mr. Charles Brand and Mr. Phipps entered into five-year employment agreements with the Company. Pursuant to such agreements, each of Messrs. Brand and Phipps was entitled to receive an annual base salary of $200 thousand for the fiscal year ended June 30, 2000. These agreements were subject to periodic increases at the discretion of the Board. Mr. Brand and Mr. Phipps were entitled to participate in all compensation and employee benefit plans, including such bonuses as may be authorized by the Board from time to time. The Company also agreed to provide and maintain a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps. In the event of the termination of employment by the Company (other than upon death, permanent disability or a "termination for cause" (as defined in each agreement)), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, or (ii) twelve months from the effective date of termination. Each of Mr. Brand and Mr. Phipps also agreed to certain non-competition, confidentiality and intellectual property ownership covenants. These employment agreements were terminated in connection with the Transaction and replaced by the New Employment Agreements.

          In August 1998, the Company entered into a three-year employment agreement with Mr. Thompson, pursuant to which Mr. Thompson agreed to serve as the Company's Chief Executive Officer. Effective November 15, 1999, Mr. Thompson resigned as the Company's Chief Executive Officer. In connection with his resignation, the Company and Mr. Thompson entered into a separation agreement (the "Separation Agreement"). In the Separation Agreement, the Company agreed to pay Mr. Thompson an aggregate of $137 thousand in five monthly installments, without interest, in repayment of certain amounts owed to him and in lieu of any rights Mr. Thompson had under the employment agreement he entered into with the Company in August 1998. In addition, the Company issued to Mr. Thompson stock options exercisable for an aggregate of 500 thousand shares of Common Stock (the "Option Shares") at an exercise price of $0.60 per share (subject to adjustment in certain circumstances) (the "Thompson Option"). The Thompson Option expires, as to one-half of the Option Shares, on November 15, 2001, and as to the remainder of such Option Shares, on November 15, 2002. Pursuant to the terms of the Separation Agreement, all prior agreements between Mr. Thompson and the Company were terminated and the Company and Mr. Thompson agreed to release certain claims against each other and certain related parties. Under the Separation Agreement, Mr. Thompson agreed to certain confidentiality obligations and non-competition and certain other covenants for a period of one year.

          In addition, the Company had previously entered into a consulting agreement with Dr. Brand. See "Compensation Committee Interlocks and Insider Participation."

          In connection with the Transaction, the Company entered into the New Employment Agreements with Messrs. Brand and Phipps. Pursuant to the New Employment Agreements, Mr. Brand and Mr. Phipps will each receive an annual base salary of $210 thousand. The base salary is subject to periodic increases at the discretion of the Board. Under his New Employment Agreement, Mr. Phipps was granted an option to acquire 750 thousand shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, as defined, ten years from the date of grant. Under the New Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2 thousand per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the New Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The New Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

STOCK COMPENSATION PROGRAM

          In May 1997, the Company adopted the Stock Compensation Program in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Transaction, the number of shares of Common Stock reserved for issuance under the Stock Compensation Program was increased to 12.7 million, of which up to 12.5 million shares may be issued under the Employee Plans and up to 150 thousand shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Compensation Committee of the Board (the "Administrator").

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

TRANSACTION OPTION GRANTS

          Pursuant to the terms of the Transaction, Former Director Options to purchase 150 thousand shares of Common Stock were issued to each of Dr. Frank A. Brand, Mr. Carreras and Mr. Fisher. The Former Director Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above under "Employment Agreements and Compensation Arrangements," Mr. Phipps received an option to acquire 750 thousand shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8.9 million shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction. All of the Employee Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, one officer of the company, Mr. James Meckstroth, and one former officer of the Company, Mr. Erik Kruger, received options to acquire 740 thousand shares and 400 thousand shares of Common Stock, respectively.

          In addition, pursuant to the Transaction, Founder Options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3, CRM and Cerberus (with each such party having the ability to direct all or part of its options to certain parties). CRM directed approximately 129 thousand shares to Mr. Phipps. The Founder Options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Management.

          The following table sets forth information as of June 30, 2000 with respect to beneficial ownership of the Common Stock by (i) each person serving as a director on June 30, 2000, (ii) each Named Executive Officer serving as an officer at June 30, 2000, and (iii) all executive officers and directors as of June 30, 2000 as a group. The current mailing address of each such person is c/o LogiMetrics, Inc., 435 Moreland Road, Hauppauge, New York 11788.


                                                  AMOUNT AND
NAME AND ADDRESS OF BENEFICIAL                     NATURE OF                    PERCENT OF
BENEFICIAL OWNER                                   OWNERSHIP                     CLASS (1)
----------------                                   ---------                     ---------
Charles S. Brand                                  17,019,044    (2)                53.6%

Norman M. Phipps                                   2,219,784    (3)                 7.3%

James R. Meckstroth                                  189,000    (4)                    *

Erik S. Kruger                                       240,000    (5)                    *

Frank A. Brand                                       330,905    (6)                 1.1%

Jean-Francois Carreras                                72,500    (7)                    *

Mark B. Fisher                                     4,879,771    (8)                14.4%

All Executive Officers                            24,951,004                       65.3%
and Directors as a
group (7 persons) (2, 3, 4, 5, 6, 7, 8)

* Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock which the individual has the right to acquire within 60 days of June 30, 2000.

(2) Includes (i) 2,631,244 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Brand, and (ii) 20,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(3) Includes (i) 296,042 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series E (the "Series E Warrants") held by Mr. Phipps, (ii) 134,906 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series F (the "Series F Warrants") held by Mr. Phipps, (iii) 23,585 shares of Common Stock issuable upon the conversion of one-quarter share of the Company's Series A Preferred Stock held by Mr. Phipps, and (iv) 825,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(4) Includes 185,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(5) Includes 200,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(6) Includes 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(7) Consists of (i) 20,000 shares of Common Stock issuable upon the exercise of Series E Warrants held by Mr. Carreras, (ii) 12,500 shares of Common Stock issuable upon the exercise of Series F Warrants held by Mr. Carreras, and
     (iii) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000.

(8) Includes (i) 411,904 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Fisher, (ii) 520,000 shares of Common Stock issuable upon the exercise of Amended and Restated Common Stock Purchase Warrants, Series B (the "Series B Warrants") held by Mr. Fisher, and (iii) 40,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2000. Also includes (A) 381,350 shares of Common Stock issuable to MBF upon the exercise of Common Stock Purchase Warrants, Series G (the "Series G Warrants") held by MBF, (B) 823,817 shares of Common Stock issuable upon the conversion of Class A Debentures held by Broadband Systems, L.P. ("Broadband Systems"), (C) 483,871 shares of Common

     Stock issuable upon the exercise of Series G Warrants held by Broadband Systems, (D) 25,886 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series H (the "Series H Warrants") held by Broadband Systems, (E) 12,943 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series I (the "Series I Warrants") held by Broadband Systems, (F) 500,000 shares of Common Stock issuable upon the exercise of Series G Warrants held by Phineas Broadband Systems, L.P. ("Phineas"), (G) 1,000,000 shares of Common Stock issuable upon the exercise of Series H Warrants held by Phineas and (H) 500,000 shares of Common Stock issuable upon the exercise of Series I Warrants held by Phineas. Mr. Fisher is the sole officer, director and shareholder of MBF and MBF Broadband Systems, Inc., the general partner of both Broadband Systems and Phineas. Accordingly, Mr. Fisher is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of MBF, Broadband Systems and Phineas.

Other Beneficial Owners.

          The following table provides information, as of June 30, 2000, regarding the beneficial ownership of more than five percent (5%) of the Company's Common Stock held as of June 30, 2000 by persons who are not listed in the preceding table. Certain information contained herein has been derived solely from filings made by such persons with the SEC.

                                                     AMOUNT AND NATURE
          NAME AND ADDRESS OF                        OF BENEFICIAL                      PERCENT OF
          BENEFICIAL OWNER                           OWNERSHIP                          CLASS
          ----------------                           ---------                          -----
          Gregory Manocherian                        8,243,227 (1)                      23.0%
          3 New York Plaza
          18th Floor
          New York, NY  10004

          Stephen Feinberg                           6,619,233 (2)                      18.5%
          450 Park Avenue
          New York, NY  10022

          Gerald B. Cramer                           4,189,082 (3)                      12.8%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          A.C. Israel
          Enterprises, Inc.                          4,189,082 (4)                      12.8%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM 1998 Enterprise
          Fund, LLC                                  3,198,770 (5)                      10.1%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM 1997 Enterprise
          Fund, LLC                                  2,813,664 (6)                      8.9%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

          CRM Partners, LP                           2,407,665 (7)                      7.7%
          c/o Cramer Rosenthal
          McGlynn, Inc.
          520 Madison Avenue
          New York, NY  10022

(1) Includes 47,170 shares of Common Stock issuable upon the conversion of one-half share of Series A Preferred Stock held by Mr. Manocherian. Also includes (i) 164,764 shares of Common Stock issuable upon the conversion of Class A Debentures held by Kabuki Partners ADP, GP ("Kabuki"), (ii) 96,774 shares of Common Stock issuable upon the exercise of Series G Warrants held by Kabuki, (iii) 5,177 shares of Common Stock issuable upon the exercise of Series H Warrants held by Kabuki, (iv) 2,589 shares of Common Stock issuable upon the exercise of Series I Warrants held by Kabuki, (v) 592,030 shares of Common Stock issuable upon the conversion of Class C Debentures held by Kabuki, (vi) 797,830 shares of Common Stock issuable upon the conversion of Class A Debentures held by Whitehall Properties LLC ("Whitehall"), (vii) 500,494 shares of Common Stock issuable upon the exercise of Series G Warrants held by Whitehall, (viii) 25,886 shares of Common Stock issuable upon the exercise of Series H Warrants held by Whitehall, (ix) 12,943 shares of Common Stock issuable upon the exercise of Series I Warrants held by Whitehall, (x) 730,170 shares of Common Stock issuable upon the conversion of Class C Debentures held by Whitehall, (xi) 1,595,664 shares of Common Stock issuable upon the conversion of Class A Debentures held by Pamela Equities Corp. ("PEC"), (xii) 1,000,988 shares of Common Stock issuable upon the exercise of Series G Warrants held by PEC,
     (xiii) 51,773 shares of Common Stock issuable upon the exercise of Series H Warrants held by PEC, (xiv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by PEC, and (xv) 1,045,919 shares of Common Stock issuable upon the conversion of Class C Debentures held by PEC. Mr. Manocherian is (A) the controlling general partner of Kabuki, (B) a member of Whitehall, and (C) an officer of PEC. Accordingly, Mr. Manocherian may be deemed to be the beneficial owner of all shares of Common Stock beneficially owned by each of Kabuki, Whitehall and PEC.

(2) Consists of (i) 4,076,853 shares of Common Stock issuable upon the conversion of Class B Debentures held by Cerberus, and (ii) 2,542,380 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, Series C (the "Series C Warrants") held by Cerberus. Mr. Feinberg is the Managing Member of Cerberus Associates, L.L.C., the general partner of Cerberus and, accordingly, is deemed to be the beneficial owner of all shares of Common Stock beneficially owned by Cerberus.

(3) Includes (i) 1,595,664 shares of Common Stock issuable upon the conversion of Class A Debentures held by Mr. Cramer, (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by Mr. Cramer,
     (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by Mr. Cramer, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by Mr. Cramer and (v) 957,646 shares of Common Stock issuable upon the conversion of Class C Debentures held by Mr. Cramer.

(4) Includes (i) 1,595,664 shares of Common Stock issuable upon the conversion of Class A Debentures held by A.C. Israel Enterprises, Inc. ("ACIE"), (ii) 967,742 shares of Common Stock issuable upon the exercise of Series G Warrants held by ACIE, (iii) 51,772 shares of Common Stock issuable upon the exercise of Series H Warrants held by ACIE, (iv) 25,886 shares of Common Stock issuable upon the exercise of Series I Warrants held by ACIE and (v) 957,646 shares of Common Stock issuable upon the conversion of Class C Debentures held by ACIE.

(5) Includes 2,604,798 shares of Common Stock issuable upon the conversion of Class C Debentures held by CRM 1998 Enterprise Fund, L.L.C.

(6) Includes (i) 1,473,593 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM 1997 Enterprise Fund, L.L.C. ("CRM Enterprise Fund"), (ii) 923,930 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Enterprise Fund, (iii) 49,428 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Enterprise Fund, and (iv) 24,713 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Enterprise Fund.

(7) Includes (i) 1,271,102 shares of Common Stock issuable upon the conversion of Class A Debentures held by CRM Partners, L.P. ("CRM Partners"), (ii) 758,245 shares of Common Stock issuable upon the exercise of Series G Warrants held by CRM Partners, (iii) 40,565 shares of Common Stock issuable upon the exercise of Series H Warrants held by CRM Partners, and (iv) 20,282 shares of Common Stock issuable upon the exercise of Series I Warrants held by CRM Partners.

See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act -- Prior Agreements; Prior Right to Designate Directors; Changes in Control.

          The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock, as of March 31, 2001, by each beneficial owner of more than five percent of the outstanding Common Stock (calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder), by each of the Company's directors and executive officers immediately following the closing of the Transaction, after giving effect to the Transaction and the various transactions contemplated thereby, and by all of such directors and the executive officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investing power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse or with a parent company. Unless otherwise specified, the business address of each such person is c/o LogiMetrics, Inc., 435 Moreland Road, Hauppauge, New York 11788.

                                                                       AMOUNT AND NATURE
                                                                           OF BENEFICIAL                                   PERCENT
          NAME AND ADDRESS OF BENEFICIAL OWNER                                 OWNERSHIP                               OF CLASS (1)
          ------------------------------------                                 ---------                               ------------
L-3 Communications Corporation                                               107,793,939    (2)                              58.5%
  600 Third Avenue
  New York, NY 10016

Frank C. Lanza                                                                        --                                        --
  c/o L-3 Communications Corporation
  600 Third Avenue
  New York, NY 10016

Robert V. LaPenta                                                                     --                                        --
  c/o L-3 Communications Corporation
  600 Third Avenue
  New York, NY 10016

Christopher C. Cambria                                                                --                                        --
  c/o L-3 Communications Corporation
  600 Third Avenue
  New York, NY 10016

John S. Mega                                                                          --                                        --

Charles S. Brand                                                              17,026,810    (3)                              10.1%

Norman M. Phipps                                                               3,490,347    (4)                               2.1%

James R. Meckstroth                                                              264,000    (5)                                  *

Erik S. Kruger                                                                   252,981    (6)                                  *

Jean-Francois Carreras                                                           177,017    (7)                                  *

Jay B. Langner                                                                     8,000                                         *

All Executive Officers and Directors as a group
 (10 persons)                                                                 21,219,155                                     12.4%

          *Less than 1%


(1) Each stockholder possesses sole voting and investment power with respect to the shares listed except as otherwise indicated. Includes shares of Common Stock, which the individual or entity has the right to acquire within 60 days of March 31, 2001.

(2) Includes (i) 2,666,666 shares of Common Stock issuable upon the exercise by L-3 of its right to acquire the Additional Shares, (ii) 5,555,555 issuable upon the exercise of the L-3 Option, and (iii) 6,775,940 shares of Common Stock issuable upon the exercise of stock options granted to L-3 pursuant to the Option Grants which are exercisable within 60 days of March 31, 2001.

(3) Includes 20,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2001.

(4) Includes 825,000 shares of Common Stock issuable upon the exercise of stock options and (ii) 129,282 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Phipps pursuant to the Option Grants which are exercisable within 60 days of March 31, 2001.

(5) Includes 260,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2001.

(6) Includes 212,981 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2001.

(7) Includes 150,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATED PARTY TRANSACTIONS

          DIRECTORS AND OFFICERS

          MBF, an entity controlled by Mark B. Fisher, a director of the Company during fiscal 2000, paid $35 thousand of the purchase price payable by it in connection with its July 1997 purchase of the Series G Warrants in the form of a non-recourse secured promissory note (the "MBF Note"). The MBF Note had a maturity date of July 29, 2000 and bore interest (compounded annually) at a rate of 6.07% per annum, payable at maturity. The MBF Note was secured by a pledge of the Series G Warrants purchased by MBF. The MBF Note became due and payable upon the closing of the Transaction described in "Recent Developments" which constituted a Company Sale (as defined in the Stockholders Agreement entered into in connection with the issuance of the Class A Debentures). The MBF Note was satisfied subsequent to June 30, 2000 by a reduction in the number of shares of Common Stock issued to MBF pursuant to its exchange of its Series G Warrants.

          Mr. Brand, the Company's former Chairman and Chief Executive Officer, lent certain amounts to the Company's subsidiary, mmTech, on an as-needed basis to fund a portion of mmTech's working capital requirements. The amount advanced by Mr. Brand was $1.0 million at July 12, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company agreed to pay interest on the unpaid advances at a rate of 7.0% per annum. Mr. Brand's advances were repaid out of a portion of the net proceeds of the Transaction.

          Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility and ACC incurred rent expense of $58 thousand during the fiscal year. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $126 thousand and $34 thousand and mmTech incurred expenses of $5 thousand and $42 thousand for the fiscal years ending June 30, 2000 and June 30, 1999, respectively. At June 30, 2000, ACC owed mmTech approximately $74 thousand.

          Pursuant to the terms of a Stock Purchase Agreement, dated October 21, 1998 (the "Stock Purchase Agreement"), Mr. Brand sold 2.0 million shares of Common Stock to a group of institutional investors (the "1998 Investors") for a cash purchase price of $0.5 million, or $0.25 per share. The sale was made as a condition to the transactions contemplated by a Purchase Agreement, dated October 21, 1998 (the "1998 Purchase Agreement"), among the Company and the purchasers party thereto (including the 1998 Investors). Pursuant to the 1998 Purchase Agreement, the Company issued and sold $2.7 million in aggregate face amount of its Class C Debentures for an aggregate purchase price of $2.0 million. As required by the 1998 Investors, Mr. Brand used the proceeds of the sale of Common Stock pursuant to the Stock Purchase Agreement to acquire $667 thousand in face amount of the Class C Debentures pursuant to the 1998 Purchase Agreement for a cash purchase price of $0.5 million.

          In connection with the issuance by the Company of its Class A Debentures in July 1997, the Company granted to the Investors the right, at any time prior to August 15, 1998, to purchase an additional $833 thousand in aggregate principal amount of the Class A Debentures and warrants to purchase an aggregate of 2.5 million shares of Common Stock for a total purchase price of $1.0 million (the "Purchase Option"). On May 1, 1998, the Investors exercised their respective rights to purchase $0.5 million of the Purchase Option. On August 6, 1998, the Investors exercised their respective rights to purchase the remaining $0.5 million of the Purchase Option.

          In April 2000, Norman M. Phipps, a director of the Company, purchased
1.25 million shares of Common Stock from the Company for $812,500, or $0.65 per share. In connection with the purchase, $12,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). The Phipps Note did not bear interest, had no fixed maturity date, and was secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note would have been satisfied automatically upon the occurrence of the Transaction, which would have constituted a "Change in Control Event" (as defined in the Phipps Note). In connection with the Transaction, the Company and Mr. Phipps agreed to rescind the purchase of these shares and agreed that the Phipps Note would be deemed to be canceled and of no further force or effect. Mr. Phipps also agreed to forego certain payments that would have been owed to him by the Company in connection with the satisfaction of the New Phipps Note. The Company has been advised that, in connection with the Transaction, Mr. Phipps and CRM, acting as agent for certain of its affiliates, clients and other related persons, entered into a stock purchase and nominee agreement pursuant to which Mr. Phipps purchased 1.25 million shares of Common Stock from CRM and certain related entities for an aggregate purchase price of $100 thousand which was paid in the form of a full recourse promissory note (the

"CRM Note"). The Company has been advised that the CRM Note bears interest at a rate of 5% per annum and matures on December 31, 2003, subject to earlier acceleration upon the occurrence of certain events. The Company also has been advised that the CRM Note would be deemed satisfied by CRM upon the occurrence of a Recovery Event (defined in the CRM Note as the recovery by CRM and certain related entities of one-half or more of the amounts invested by such entities in the Company), and that a Recovery Event has occurred.

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

          REGISTRATION RIGHTS AGREEMENT

          In connection with the Transaction, the Company, L-3 and the Existing Holders entered into the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, after March 31, 2001, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

          In addition, if at any time after January 2, 2001, the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are filed as part of this Form 10-KSB:

NUMBER            DESCRIPTION

3.1 Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

3.2 By-laws of the Company, as amended (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

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

10.4 Stockholders Agreement, dated July 10, 2000, by and among the Company, L-3 and certain other parties thereto (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.5 Registration Rights Agreement, dated July 10, 2000, by and among the Company, L-3 and certain other parties thereto (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.6 Non-Qualified Stock Option Agreement, dated July 10, 2000, by and between the Company and L-3 (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.7 Agreement, dated November 21, 2000, by and between the Company and Signal Technology Corporation ("Signal").

10.8 Letter of Intent, dated February 17, 2000, by and between the Company and Signal (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference). *

10.9 Loan Agreement, dated February 17, 2000, by and between the Company and Signal (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.10 Negotiable Secured Senior Subordinated Promissory Note, dated February 17, 2000, in favor of Signal (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.11 Management Agreement, dated February 17, 2000, by and between the Company and Signal (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.12 Letter Agreement, dated February 17, 2000, by and between the Company and Signal (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.13 Consent Letter, dated February 16, 2000, by and between the Company and North Fork Bank (the "Bank") (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.14 Second Amended and Restated Security Agreement, Intercreditor Agreement, Waiver and Consent dated March 7, 1996, as amended and restated on July 29, 1997 and August 31, 1999 and as further amended by Amendments No. 1 and No. 2 dated December 2, 1999 and February 17, 2000, respectively, among the Company, Cramer Rosenthal McGlynn, LLC, as agent, and the other parties thereto (previously filed as Exhibit
         10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.15 Modified Note, dated as of February 17, 2000, in favor of the Bank in the principal amount of $1,785,576 (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).
10.16 Modified General Security Agreement, dated as of April 30, 1998, in favor of the Bank (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.17 Form of Substitute Negotiable Secured Senior Subordinated Promissory Note due July 1, 2000 (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.18 Acknowledgment, Consent and Waiver, dated as of March 7, 2000, among the Company and the other parties thereto (previously filed as Exhibit
         10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.19 Purchase Agreement, dated as of October 21, 1998, among the Company and the purchasers party thereto (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.20    Stock Purchase Agreement, dated as of October 21, 1998, among Charles
         S. Brand and the purchasers party thereto (previously filed as Exhibit
         10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.21 Registration Rights Agreement, dated as of October 21, 1998, among the Company and the holders party thereto (previously filed as Exhibit
         10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.22 Purchase Agreement, dated as of July 29, 1997, among the Company and the purchasers party thereto (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.23 Stockholders Agreement, dated as of July 29, 1997, among the Company, Charles S. Brand and the purchasers party thereto (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.24 Unit Purchase Agreement, dated as of March 7, 1996, by and between the Company and Cerberus Partners, L.P. (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.25 Agreement of Lease, dated as of April 22, 1997, by and between the Company and Reckson FS Limited Partnership (previously filed as Exhibit
         10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.26 Lease, dated January 24, 1994, by and between Mid Atlantic Industrial Co. and mmTech, as amended, (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.27 Lease, dated November 30, 1998, by and between 611 Industrial Way, L.L.C. and the Company (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.28 Consulting Agreement, dated March 4, 1998, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.29 Employment Agreement, dated August 6, 1998, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.30 Stock Option Agreement, dated February 22, 2000, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.31 Separation Agreement, dated February 22, 2000, by and between the Company and Kenneth C. Thompson (previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.32 Employment Agreement, dated as of July 10, 2000, by and between the Company and Charles S. Brand (previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K, dated July 11, 2000 (file no. 0-10696) and incorporated herein by reference).

10.33 Employment Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps with the Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps attached as Schedule A thereto (previously filed as
         Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.34 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Dr. Frank A. Brand.

10.35 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Jean-Francois Carreras (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.36 Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Mark B. Fisher (previously filed as Exhibit
         10.36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

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

10.43 LogiMetrics, Inc. 1997 Stock Compensation Program, as amended (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

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

                                            LOGIMETRICS, INC.

Date:   July 16, 2001                       By: /s/ John S. Mega
                                                ----------------

                                            JOHN S. MEGA
                                            ACTING PRESIDENT

          In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:   July 16, 2001                    By: /s/ John S. Mega
                                             ----------------

                                         JOHN S. MEGA
                                         ACTING PRESIDENT
                                         (PRINCIPAL EXECUTIVE OFFICER)

Date:  July 16, 2001                     By: /s/ Norman M. Phipps
                                             --------------------

                                         NORMAN M. PHIPPS
                                         SENIOR VICE PRESIDENT OF
                                         ADMINISTRATION AND DIRECTOR
                                         (PRINCIPAL FINANCIAL OFFICER)

Date:  July 16, 2001                     By: /s/ James C. Ebbesen
                                             --------------------

                                         JAMES C. EBBESEN
                                         PRINCIPAL ACCOUNTING OFFICER

Date:  July 16, 2001                     By: /s/ Christopher C. Cambria
                                             --------------------------

                                         CHRISTOPHER C. CAMBRIA
                                         VICE PRESIDENT, SECRETARY AND DIRECTOR

Date:  July 16, 2001                     By: /s/ Jean-Francois Carreras
                                             --------------------------

                                         JEAN-FRANCOIS CARRERAS, DIRECTOR

Date:  July 16, 2001                     By: /s/ Jay B. Langner
                                             ------------------

                                         JAY B. LANGNER, DIRECTOR

Date:  July 16, 2001                     By: /s/ Frank C. Lanza
                                             ------------------

                                         FRANK C. LANZA
                                         DIRECTOR

Date:  July 16, 2001                     By: /s/ Robert V. LaPenta
                                             ---------------------

                                         ROBERT V. LAPENTA
                                         DIRECTOR