Form 10QSB
period 2000-09-30
LOGIMETRICS INC
filed 2001-07-23
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Common Stock, par value              Outstanding at June 30, 2001:
              $.01 per share                       169,843,524 shares

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                        LOGIMETRICS, INC. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - September 30, 2000............................3

Consolidated Statements of Operations -
   Three months ended September 30, 2000 and 1999..........................4

Consolidated Statements of Cash Flows -
   Three months ended September 30, 2000 and 1999..........................5

Notes to Consolidated Financial Statements -
   Three months ended September 30, 2000 and 1999..........................6-12

Item 2.  Management's Discussion and Analysis or Plan of Operation.........13-19

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................20

SIGNATURES.................................................................21

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                            $    865,265
   Accounts receivable, less allowance
      for doubtful accounts of $36,343                                  657,892
   Inventories (Note 4 )                                                 45,812
   Note receivable (Note 3)                                           6,500,000
   Prepaid expenses and other current assets                             55,784
                                                                   ------------
         Total current assets                                         8,124,753

   Equipment and fixtures, net                                        1,867,847
   Other assets                                                          58,310
                                                                   ------------
TOTAL ASSETS                                                       $ 10,050,910
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 5)            $  2,772,242
   Net liabilities of discontinued operations (Note 2)                4,774,744
   Current portion of long-term debt (Note 6)                         3,600,953
                                                                   ------------
         Total current liabilities                                   11,147,939

   Long-term debt (Note 6)                                              773,131
                                                                   ------------
TOTAL LIABILITIES                                                    11,921,070
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred Stock:
   Par value $.01; 5,000,000 authorized,
   no shares issued and outstanding                                           -
   Common Stock:
         Par value $.01; authorized,
         350,000,000 shares; issued and
         outstanding, 169,681,878 shares                              1,696,819
   Additional paid-in capital                                        31,503,414
   Accumulated deficit                                              (34,880,943)
   Stock subscriptions receivable (Note 7)                             (189,450)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,870,160)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 10,050,910
                                                                   ============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30,

                                                           2000             1999
                                                           ----             ----
Revenues                                               $  1,792,018     $    234,461

Costs and expenses:
  Cost of revenues                                          976,539          472,764
  Selling, general and administrative expenses              842,899        1,615,966
  Research and development                                  259,261          424,014
                                                       ------------     ------------
Loss from operations                                       (286,681)      (2,278,283)

Interest expense                                            126,118          472,179
                                                       ------------     ------------
Loss from continuing operations                            (412,799)      (2,750,462)
                                                       ------------     ------------
Discontinued operations:

  Loss from discontinued operations                               -         (966,820)
                                                       ------------     ------------
  Net loss                                                 (412,799)      (3,717,282)

Preferred stock dividends                                         -           59,989
                                                       ------------     ------------
Net loss attributable to common stockholders           $   (412,799)    $ (3,777,271)
                                                       ============     ============
Net loss attributable to common stockholders
  from continuing operations                           $   (412,799)    $ (2,810,451)
                                                       ============     ============
Basic and diluted loss per common share (Note 8):

  Loss from continuing operations                      $       0.00     $      (0.10)
  Loss from discontinued operations                               -            (0.03)
                                                       ------------     ------------
  Net loss attributable to common stockholders         $       0.00     $      (0.13)
                                                       ============     ============
Basic and diluted weighted average
  number of common shares (Note 8)                      154,094,588       28,672,245
                                                       ============     ============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                           2000            1999
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss before preferred stock dividends                                 (412,799)     (3,717,282)
                                                                       -----------     -----------
Loss from discontinued operations                                                -         966,820

Adjustments to reconcile net loss before preferred
  stock dividends to net cash used in operating activities
  from continuing operations:
  Depreciation and amortization                                             82,494         237,813
  Accrued interest expense                                                 101,456         407,208
  Financing fee                                                                  -         764,678
Increase (decrease) in cash from:
  Accounts receivable                                                     (361,793)        162,518
  Inventories                                                              (26,246)         27,680
  Prepaid expenses and other current assets                                 (8,300)           (791)
  Accounts payable and accrued expenses                                 (2,488,529)        199,292
                                                                       -----------     -----------
      Total adjustments                                                 (2,700,918)      2,765,218
                                                                       -----------     -----------
Net cash used in operating activities from continuing operations        (3,113,717)       (952,064)
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and fixtures                                     (151,752)        (48,063)
                                                                       -----------     -----------
Net cash used in investing activities from continuing operations          (151,752)        (48,063)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from transaction                                              8,500,000               -
  Proceeds from debt issuance                                                    -       1,000,000
  Loans from stockholders                                                   65,000               -
  Repayment of loans from stockholders                                  (1,059,852)        (33,339)
  Repayment of debt                                                     (3,355,466)        (21,713)
                                                                       -----------     -----------
Net cash provided by financing activities from continuing operations     4,149,682         944,948
                                                                       ===========     ===========
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                     (39,118)         62,468

NET INCREASE (DECREASE) IN CASH                                            845,095           7,289

CASH, beginning of period                                                   20,170         400,760
                                                                       -----------     -----------
CASH, end of period                                                    $   865,265     $   408,049
                                                                       -----------     -----------

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company"). Unless otherwise indicated, all references to the Company include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

The balance sheet as of September 30, 2000, the statements of operations for the three-month periods ended September 30, 2000 and 1999, and the statements of cash flows for the three-month periods ended September 30, 2000 and 1999, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

3. Purchase Agreement With L-3 Communications Corporation

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of July 15, 2001, L-3 had acquired 2.1 million Additional Shares for $3.2 million.

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

L-3 also agreed to use its reasonable best efforts, for a limited period of time, to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares, and to cooperate with the Company to consummate the Qualifying Offering subject to market and economic conditions. As of July 15, 2001, neither the additional investment nor the Qualifying Offering had been consummated.

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

4. Inventories

Inventories consist of the following at September 30, 2000:

Raw material and components                    $    45,812


5. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at September 30, 2000:

Accounts payable                               $   330,744
Accrued professional fees                          441,290
Accrued payroll                                    310,825
Other accrued expenses                           1,689,383
                                               -----------
                                               $ 2,772,242
                                               ===========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

6. Long-Term Debt

Long-term debt consists of the following at September 30, 2000:

Modified Replacement Note                                         $ 1,976,269
Bridge Notes                                                        1,029,612
Capital lease obligations                                           1,368,203
                                                                  -----------
                                                                    4,374,084
  Less:  current portion                                            3,600,953
                                                                  -----------
                                                                  $   773,131
                                                                  ===========

On August 21, 2000, North Fork Bank (the "Bank") agreed to modify and extend the maturity date of the Company's credit facility (the "Modified Replacement Note") from June 30, 2000 to January 2, 2001. The Modified Replacement Note was paid in full in February 2001.

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2001                                  $ 3,363,497
Fiscal year ending June 30, 2002                                      484,887
Fiscal year ending June 30, 2003                                      366,723
Fiscal year ending June 30, 2004                                      158,977
                                                                  -----------
                                                                  $ 4,374,084
                                                                  ===========

7. Stock Subscriptions Receivable

Stock subscriptions receivable consists of the following at September 30, 2000:

          Notes from former officers                              $   154,450
          Note from a director                                         35,000
                                                                  -----------
                                                                  $   189,450
                                                                  ===========

8. Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the periods presented. The loss per share calculations for the three-month periods ended September 30, 2000 and September 30, 1999 do not give effect to Common Stock equivalents because they would have an antidilutive effect.

9. Related Party Transactions

Mr. Charles S. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). ACC sublets space from the Company at its Eatontown, New Jersey facility; the rent incurred by ACC is approximately $58 thousand per annum. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $15 thousand and $28 thousand and mmTech incurred expenses of $9 thousand and $15 thousand for the three months ended September 30, 2000 and September 30, 1999, respectively. At September 30, 2000, ACC owed mmTech approximately $47 thousand.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net revenues for the three months ended September 30, 2000 increased $1.6 million, or 664.3%, to $1.8 million from $0.2 million for the comparable period of 1999. The increase in revenues for the three months ended September 30, 2000 resulted from the start of a new program for a customer of the Company and the completion of a program for another customer.

Cost of revenues for the three months ended September 30, 2000 increased $0.5 million, or 106.6%, to $1.0 million from $0.5 million for the comparable period of 1999. The increase resulted primarily from a higher level of sales and the costs related thereto. Cost of revenue as a percentage of sales decreased 73.0% to 54.5% from 201.6% primarily due to overhead costs spread over a higher revenue base.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 decreased $0.8 million, or 47.8%, to $0.8 million from $1.6 million for the comparable period of 1999. The decrease in SG&A expenses primarily resulted from the inclusion of a one time financing fee charged in the quarter ended September 30, 1999.

Research and development expenses for the three months ended September 30, 2000 decreased $0.1 million, or 38.9%, to $0.3 million from $0.4 million for the comparable period of 1999 primarily as a result of lower direct material expenses related to research and development efforts for the three-month period ended September 30, 2000.

For the reasons discussed above, the Company recorded an operating loss of $0.3 million for the three months ended September 30, 2000, compared to an operating loss of $2.3 million for the comparable period in 1999.

Interest expense for the three months ended September 30, 2000 decreased $0.4 million, or 73.3%, to $0.1 million from $0.5 million for the comparable period of 1999, primarily as a result of a lower level of average outstanding indebtedness due to the conversion on July 10, 2000 of all of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans in conjunction with the transaction between the Company and L-3 Communications Corporation ("L-3"). See "Liquidity and Capital Resources."

During the three months ended September 30, 2000, the Company had no accrued dividends, as the Company's Series A Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock") was converted into shares of the Company's Common Stock on July 10, 2000. The Company accrued dividends on its Series A Preferred Stock of $60 thousand for the three months ended September 30, 1999.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders from continuing operations for the three months ended September 30, 2000 of $0.4 million, compared to a net loss attributable to common stockholders from continuing operations of $2.8 million for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash of $0.9 million. At such date, the Company had total current assets of $8.1 million and total current liabilities of $11.1 million.

LOGIMETRICS, INC. AND SUBSIDIARY

Net cash used in operating activities from continuing operations was $3.1 million for the three months ended September 30, 2000, compared to $1.0 million for the comparable period in 1999. Net cash used in operating activities from continuing operations during the three months ended September 30, 2000 resulted primarily from a net loss from continuing operations of $0.4 million and a decrease of $2.5 million in accounts payable and accrued expenses. Net cash used in operating activities from continuing operations during the three months ended September 30, 1999 resulted primarily from a net loss from continuing operations of $2.8 million, offset in part by a $0.8 million increase in financing fees, an increase of $0.4 million in accrued interest expense and an increase of $0.2 million in accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $0.2 million for the three months ended September 30, 2000, and $48 thousand for the comparable period in 1999. Net cash used in investing activities from continuing operations in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities from continuing operations was $4.1 million for the three-month period ended September 30, 2000 and $0.9 million for the comparable period in 1999. Net cash provided by financing activities from continuing operations during the three-month period ended September 30, 2000 resulted primarily from $8.5 million in proceeds associated with the L-3 Communications Corporation ("L-3") transaction (as described below), offset in part by the repayment of $3.4 million of certain indebtedness and $1.1 million in loans to stockholders. Net cash provided by financing activities from continuing operations during the three-month period ended September 30, 1999 resulted primarily from $1.0 million in proceeds of certain debt issuances by the Company, offset in part by the repayment of certain outstanding indebtedness.

Net cash used in discontinued operations was $39 thousand for the three months ended September 30, 2000, compared with net cash provided by discontinued operations of $62 thousand for the comparable period in 1999.

From July 1, 2000 to September 30, 2000, the Company raised $8.5 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

In July 2000, the Company and L-3 entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 acquired on July 11, 2000, beneficially and of record, 93.2 million newly issued shares (the "L-3 Shares") of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"), for an aggregate purchase price of $15.0 million, $8.5 million of which was paid in cash at the closing on July 11, 2000 of the transactions contemplated by the Purchase Agreement (the "Closing") and the balance of which was paid in the form of a secured promissory note (the "Note"). At the Closing, the L-3 Shares constituted approximately 53.5% of the Company's outstanding Common Stock on a fully diluted basis (calculated after giving effect to the transactions contemplated by the Purchase Agreement and certain anti-dilution adjustments set forth in the Purchase Agreement). Pursuant to the terms of a Stock Pledge Agreement, dated July 10, 2000 (the "Stock Pledge Agreement"), executed by L-3 in favor of the Company, the obligations of L-3 under the Note are secured by a pledge of 43.33% of the L-3 Shares. The Note has been prepaid from time to time as necessary to fund the Company's reasonable ongoing working capital needs. Previously, the Note was to be paid in full on the earlier of (i) January 2, 2001 and (ii) the date that the Company consummates a qualifying Public Offering (as defined in the Purchase Agreement) of its equity securities (a "Qualifying Offering"). The Company and L-3 subsequently agreed to extend the maturity date. As of March 31, 2001, the Note had been paid in full by L-3. Pursuant to the terms of the Purchase Agreement, the number of shares of Common Stock issued to L-3 was adjusted to 92.1 million, constituting 53.5% of the Company's outstanding Common Stock as calculated pursuant to the Purchase Agreement.

Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million on or after January 2, 2001, to the extent the Company requires additional reasonable ongoing working capital to operate its business. As of July 15, 2001, L-3 had acquired 2.1 million Additional Shares for $3.2 million.

Pursuant to the terms of the Purchase Agreement, the Company granted to L-3 an option (the "L-3 Option") to acquire up to 5.6 million shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares and expires ten years from the date of grant.

LOGIMETRICS, INC. AND SUBSIDIARY

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

L-3 also agreed to use its reasonable best efforts, for a limited period of time, to obtain an additional $5.0 million investment in the Company from one or more investment banks on the same terms as L-3's purchase of the Additional Shares, and to cooperate with the Company to consummate the Qualifying Offering subject to market and economic conditions. As of July 15, 2001, neither the additional investment nor the Qualifying Offering had been consummated.

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

On August 21, 2000, North Fork Bank (the "Bank") agreed to modify and extend the maturity date of the Company's credit facility (the "Modified Replacement Note") from June 30, 2000 to January 2, 2001. The Modified Replacement Note was paid in full in February 2001.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; adverse conditions in the telecommunications services market; the Company's history of losses and cash constraints; the Company's failure to generate sufficient cash flow from operations to meet its working capital needs; the shift in the Company's business focus; the Company's dependence on and the effects of government regulation; the Company's dependence on the PMP market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on future product development and market acceptance of the Company's products, particularly in the PMP market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the SEC, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the SEC, particularly the Company's Form 10-KSB for the year ended June 30, 2000, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-QSB.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number    Description

27        Financial Data Schedule

(b) Reports on Form 8-K:

    Current Report on Form 8-K filed July 26, 2000

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOGIMETRICS, INC.

Dated: July 23, 2001                       By: /s/ James C. Ebbesen
                                                --------------------
                                                James C. Ebbesen
                                                Controller
                                                and Principal Accounting Officer