Form 10QSB
period 2000-12-31
LOGIMETRICS INC
filed 2001-07-24
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Consolidated Balance Sheet - December 31, 2000.............................3

Consolidated Statements of Operations -
   Six months ended December 31, 2000 and 1999.............................4
   Three months ended December 31, 2000 and 1999...........................5

Consolidated Statements of Cash Flows -
   Six months ended December 31, 2000 and 1999.............................6

Notes to Consolidated Financial Statements -
   Six months ended December 31, 2000 and 1999.............................7-13


Item 2. Management's Discussion and Analysis or Plan of Operation..........14-21


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................22

SIGNATURES.................................................................23

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                            $    859,691
   Accounts receivable, less allowance
      for doubtful accounts of $36,343                                  100,288
   Inventories (Note 4 )                                                 42,087
   Note receivable (Note 3)                                           3,000,000
   Prepaid expenses and other current assets                             47,140
                                                                   ------------
         Total current assets                                         4,049,206

   Equipment and fixtures, net                                        2,124,563
   Other assets                                                          57,474
                                                                   ------------
TOTAL ASSETS                                                       $  6,231,243
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 5)            $  2,607,823
   Net liabilities of discontinued operations (Note 2)                2,638,464
   Current portion of longterm debt (Note 6)                          3,364,646
                                                                   ------------
         Total current liabilities                                    8,610,933

  Longterm debt (Note 6)                                                769,623
                                                                   ------------

TOTAL LIABILITIES                                                     9,380,556
                                                                   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred Stock:
   Par value $.01; 5,000,000 authorized,
   no shares issued and outstanding                                           -
   Common Stock:
         Par value $.01; authorized,
         350,000,000 shares; issued and
         outstanding, 169,681,878 shares                              1,696,819
   Additional paidin capital                                         31,503,414
   Accumulated deficit                                              (36,160,096)
   Stock subscriptions receivable (Note 7)                             (189,450)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (3,149,313)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  6,231,243
                                                                   ============


                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Six Months Ended
                                                                 December 31,

                                                            2000                  1999
                                                            ----                  ----
Revenues                                               $  2,064,304         $    541,302
Costs and expenses:
  Cost of revenues                                        1,403,080              908,757
  Selling, general and administrative expenses            1,516,006            2,352,811
  Research and development                                  614,784              703,857
                                                       ------------         ------------
Loss from operations                                     (1,469,566)          (3,424,123)

Interest expense                                            222,386            1,002,735
                                                       ------------         ------------
Loss from continuing operations                          (1,691,952)          (4,426,858)
                                                       ------------         ------------
Discontinued operations:

  Loss from discontinued operations                               -           (1,164,498)
                                                       ------------         ------------
  Net loss                                               (1,691,952)          (5,591,356)

Preferred stock dividends                                         -              119,978
                                                       ------------         ------------
Net loss attributable to common stockholders           $ (1,691,952)        $ (5,711,334)
                                                       ============         ============
Net loss attributable to common stockholders
  from continuing operations                           $ (1,691,952)        $ (4,546,836)
                                                       ============         ============

Basic and diluted loss per common share (Note 8):

  Loss from continuing operations                      $      (0.01)          $    (0.16)
  Loss from discontinued operations                               -                (0.04)
                                                       ------------         ------------
  Net loss attributable to common stockholders         $      (0.01)         $     (0.20)
                                                       ============         ============
Basic and diluted weighted average
  number of common shares (Note 8)                      161,888,233           28,672,245
                                                       ============         ============





                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      December 31,

                                                             2000                 1999
                                                             ----                 ----

 Revenues                                                $    272,286          $   306,841
 Costs and expenses:
   Cost of revenues                                           426,541              435,993
   Selling, general and administrative expenses               673,107              736,845
   Research and development                                   355,523              279,843
                                                         ------------          -----------

 Loss from operations                                      (1,182,885)          (1,145,840)

 Interest expense                                              96,268              530,556
                                                         ------------          -----------

 Loss from continuing operations                           (1,279,153)          (1,676,396)
                                                         ------------          -----------
 Discontinued operations:

   Loss from discontinued operations                                -             (197,678)

   Net loss                                                (1,279,153)          (1,874,074)

 Preferred stock dividends                                          -               59,989
                                                         ------------          -----------

 Net loss attributable to common stockholders            $ (1,279,153)         $(1,934,063)
                                                         ============          ===========

 Net loss attributable to common stockholders
   from continuing operations                            $ (1,279,153)         $(1,736,385)
                                                         ============          ===========

 Basic and diluted loss per common share (Note 8):

   Loss from continuing operations                       $      (0.01)         $     (0.06)
   Loss from discontinued operations                                -                (0.01)
                                                         ------------          -----------

   Net loss attributable to common stockholders          $      (0.01)         $     (0.07)
                                                         ============          ===========

 Basic and diluted weighted average
   number of common shares (Note 8)                       169,681,878           28,672,245
                                                         ============          ===========



                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          December 31,

                                                                                  2000                 1999
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends                                     (1,691,952)          (5,591,356)
                                                                             -----------          -----------
Loss from discontinued operations                                                      -            1,164,498
Adjustments to reconcile net loss before preferred
    stock dividends to net cash used in operating activities
    from continuing operations:
     Depreciation and amortization                                               219,557              297,547
     Accrued interest expense                                                     77,688              856,389
     Financing fee                                                                     -              764,678
Increase (decrease) in cash from:
     Accounts receivable                                                         195,810              232,221
     Inventories                                                                 (22,520)             (13,304)
     Prepaid expenses and other current assets                                    (7,585)                (792)
     Accounts payable and accrued expenses                                    (2,586,250)             517,260
                                                                             -----------          -----------
          Total adjustments                                                   (2,123,300)           3,818,497
                                                                             -----------          -----------
Net cash used in operating activities from continuing operations              (3,815,252)          (1,772,859)
                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures                                        (437,411)            (113,753)
                                                                             -----------          -----------
Net cash used in investing activities from continuing operations                (437,411)            (113,753)
                                                                             -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from transaction                                                12,000,000                    -
     Proceeds from debt issuance                                                       -            1,320,000
     Loans from stockholders                                                      65,000              159,526
     Repayment of loans from stockholders                                     (1,059,851)             (91,681)
     Repayment of debt                                                        (3,737,567)            (121,119)
                                                                             -----------          -----------
Net cash provided by financing activities from continuing operations           7,267,582            1,266,726
                                                                             -----------          -----------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                        (2,175,398)             557,200
NET INCREASE (DECREASE) IN CASH                                                  839,521              (62,686)
CASH, beginning of period                                                         20,170              400,760
                                                                             -----------          -----------
CASH, end of period                                                          $   859,691          $   338,074
                                                                             ===========          ===========


                       See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company"). Unless otherwise indicated, all references to the Company include mmTech and all references to LogiMetrics mean the Company excluding mmTech. All intercompany balances and transactions have been eliminated. Certain amounts in the fiscal year 2000 financial statements have been reclassified to conform with the fiscal year 2001 presentation.

The balance sheet as of December 31, 2000, the statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999, and the statements of cash flows for the six-month periods ended December 31, 2000 and 1999, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.


2. Discontinued Operations

On February 17, 2000, the Company and Signal Technology Corporation ("Signal") entered into a non-binding letter of intent (the "Letter of Intent"). In connection with the Letter of Intent, the Company and Signal entered into a Management Agreement (the "Management Agreement") pursuant to which Signal, through its Keltec division, assumed the management and operation of the Company's high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business") and assumed certain liabilities of the New York Business. Under the Management Agreement, Signal was responsible for all expenses incurred and was entitled to retain all revenues generated in connection with its operation of that business. Signal also agreed to make interest payments on the Company's outstanding bank indebtedness during the period it was operating the New York Business. In July 2000, the Company terminated the Letter of Intent. In November 2000, the Company and Signal finalized negotiations resulting in Signal's acquisition of the New York Business. Pursuant to the acquisition terms, the Company paid Signal approximately $2.1 million to offset certain costs incurred by Signal during the course of its management of the New York Business and for certain known liabilities of this business. Additionally, the Company has agreed to retain other specific liabilities of the New York Business. In connection with the sale of the New York Business to Signal, the Company recorded a loss on disposal of approximately $2.1 million ($0.07 per share). The New York Business is reported as a discontinued operation for all periods presented. The consolidated balance sheet and statements of operations and cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.


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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

      John S. Mega                 Acting President
      Charles S. Brand             Senior Vice President of Technology and
                                   Acting General Manager-New Jersey Operations
      Norman M. Phipps             Senior Vice President of Administration
      Christopher C. Cambria       Vice President and Secretary

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


4. Inventories

Inventories consist of the following at December 31, 2000:

Raw material and components                                       $ 4,492
Work-in-progress                                                   37,595
                                                                  -------

                                                                  $42,087
                                                                  =======

5. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at December 31, 2000:

Accounts payable                                               $  560,373
Accrued professional fees                                         266,007
Accrued payroll                                                   303,883
Customer deposits                                                 308,511
Other accrued expenses                                          1,169,049
                                                               ----------
                                                               $2,607,823
                                                               ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


6. LongTerm Debt

Longterm debt consists of the following at December 31, 2000:

Modified Replacement Note                                        $1,603,877
Bridge Notes                                                      1,062,834
Capital lease obligations                                         1,467,558
                                                                 ----------
                                                                  4,134,269
  Less:  current portion                                          3,364,646
                                                                 ----------
                                                                 $  769,623
                                                                 ==========


Principal payments due on all longterm debt consist of the following:

Fiscal year ending June 30, 2001                                 $2,974,473
Fiscal year ending June 30, 2002                                    541,646
Fiscal year ending June 30, 2003                                    466,143
Fiscal year ending June 30, 2004                                    152,007
                                                                 ----------
                                                                 $4,134,269
                                                                 ==========


7. Stock Subscriptions Receivable

Stock subscriptions receivable consists of the following at December 31, 2000:

          Notes from former officers                             $  154,450
          Note from a director                                       35,000
                                                                 ----------
                                                                 $  189,450
                                                                 ==========


8. Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the six-month periods ended December 31, 2000 and December 31, 1999 do not give effect to common stock equivalents because they would have an antidilutive effect.


9. Related Party Transactions

Mr. Charles S. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). Effective October 1, 2000, mmTech sublets space from ACC in Eatontown, New Jersey. The rent incurred by mmTech is approximately $14 thousand per annum. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $46 thousand and $92 thousand and mmTech incurred expenses of $26 thousand and $37 thousand for the six months ended December 31, 2000 and December 31, 1999, respectively. At December 31, 2000, ACC owed mmTech approximately $32 thousand.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented.


RESULTS OF OPERATIONS

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

Net revenues for the six months ended December 31, 2000 increased $1.6 million, or 281.4%, to $2.1 million from $0.5 million for the comparable period of 1999. The increase in revenues for the six months ended December 31, 2000 resulted from the start of a new program for a customer of the Company and the completion of a program for another customer.

Cost of revenues for the six months ended December 31, 2000 increased $0.5 million, or 54.4%, to $1.4 million from $0.9 million for the comparable period of 1999. The increase resulted primarily from a higher level of sales and the costs related thereto. Cost of revenue as a percentage of sales decreased 59.5% to 68.0% from 167.9%, primarily due to overhead costs spread over a higher revenue base.

Selling, general and administrative ("SG&A") expenses for the six months ended December 31, 2000 decreased $0.9 million, or 35.6%, to $1.5 million from $2.4 million for the comparable period of 1999. The decrease in SG&A expenses primarily resulted from the inclusion of a one time financing fee charged in the quarter ended September 30, 1999.

Research and development expenses for the six months ended December 31, 2000 decreased $0.1 million, or 12.7%, to $0.6 million from $0.7 million for the comparable period of 1999, primarily as a result of lower direct material expenses related to research and development efforts for the six-month period ended December 31, 2000.

For the reasons discussed above, the Company recorded an operating loss of $1.5 million for the six months ended December 31, 2000, compared to an operating loss of $3.4 million for the comparable period in 1999.

Interest expense for the six months ended December 31, 2000 decreased $0.8 million, or 77.8%, to $0.2 million from $1.0 million for the comparable period of 1999, primarily as a result of a lower level of average outstanding indebtedness due primarily to the conversion on July 10, 2000 of all of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans in conjunction with the transaction between the Company and L-3 Communications Corporation ("L-3"). See "Liquidity and Capital Resources."

During the six months ended December 31, 2000, the Company had no accrued dividends, as the Company's Series A Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock") was converted into shares of the Company's Common Stock on July 10, 2000. The Company accrued dividends on its Series A Preferred Stock of $0.1 million for the six months ended December 31, 2000.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders from continuing operations for the six months ended December 31, 2000 of $1.7 million, compared to a net loss attributable to common stockholders from continuing operations of $4.5 million for the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $0.9 million. At such date, the Company had total current assets of $4.0 million and total current liabilities of $8.6 million.

LOGIMETRICS, INC. AND SUBSIDIARY

Net cash used in operating activities from continuing operations was $3.8 million for the six months ended December 31, 2000, compared to $1.8 million for the comparable period in 1999. Net cash used in operating activities from continuing operations during the six months ended December 31, 2000 resulted primarily from a net loss from continuing operations of $1.7 million and a decrease of $2.6 million in accounts payable and accrued expenses. Net cash used in operating activities from continuing operations during the six months ended December 31, 1999 resulted primarily from a net loss from continuing operations of $4.5 million, offset in part by a $0.8 million increase in financing fees, an increase of $0.9 million in accrued interest expense and an increase of $0.5 million in accounts payable and accrued expenses.

Net cash used in investing activities was $0.4 million for the six months ended December 31, 2000, and $0.1 million for the comparable period in 1999. Net cash used in investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $7.3 million for the six-month period ended December 31, 2000 and $1.3 million for the comparable period in 1999. Net cash provided by financing activities during the six-month period ended December 31, 2000 resulted primarily from $12.0 million in proceeds associated with the L-3 transaction, offset in part by the repayment of $3.7 million of certain indebtedness and $1.1 million of loans to stockholders. Net cash provided by financing activities during the six-month period ended December 31, 1999 resulted primarily from $1.3 million in proceeds of certain debt issuances by the Company, offset in part by the repayment of certain outstanding indebtedness.

Net cash used in discontinued operations was $2.2 million for the six months ended December 31, 2000, compared with net cash provided by discontinued operations of $0.6 million for the comparable period in 1999.

From July 1, 2000 to December 31, 2000, the Company raised $12.0 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

LOGIMETRICS, INC. AND SUBSIDIARY

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

     John S. Mega                 Acting President
     Charles S. Brand             Senior Vice President of Technology and
                                  Acting General Manager-New Jersey Operations
     Norman M. Phipps             Senior Vice President of Administration
     Christopher C. Cambria       Vice President and Secretary

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

LOGIMETRICS, INC. AND SUBSIDIARY


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

LOGIMETRICS, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

Number            Description

27                Financial Data Schedule

(b)   Reports on Form 8-K:

      None

LOGIMETRICS, INC. AND SUBSIDIARY


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LOGIMETRICS, INC.

Dated: July 24, 2001                By:   /s/ James C. Ebbesen
                                          --------------------
                                              James C. Ebbesen
                                              Controller
                                              and Principal Accounting Officer