Form 10QSB
period 2001-03-31
LOGIMETRICS INC
filed 2001-10-10
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

       Common Stock, par value                 Outstanding at July 31, 2001:
           $.01 per share                            170,610,191 shares

           Transitional Small Business Disclosure Format (check one):

                         Yes [ ]               No [X]

                        LOGIMETRICS, INC. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            PAGE
Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - March 31, 2001.................................................................3

Consolidated Statements of Operations:
Nine months ended March 31, 2001 and 2000 ..................................................................4
Three months ended March 31, 2001 and 2000..................................................................5

Consolidated Statements of Cash Flows - Nine months ended March 31, 2001 and 2000...........................6

Notes to Consolidated Financial Statements - Nine months ended March 31, 2001 and 2000......................7-10

Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................11-15

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................................................16

SIGNATURES..................................................................................................17

                        LOGIMETRICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                          $   770,412
   Accounts receivable, less allowance
      for doubtful accounts of $53,786                               155,398
   Inventories (Note 4)                                               18,387
   Prepaid expenses and other current assets                          50,812
                                                                 -----------
         Total current assets                                        995,009

   Equipment and fixtures, net                                     2,397,503
   Other assets                                                       57,474
                                                                 -----------
TOTAL ASSETS                                                     $ 3,449,986
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 5)          $ 1,849,473
   Net liabilities of discontinued operations (Note 2)             2,521,741
   Current portion of long-term debt (Note 6)                      1,658,388
                                                                 -----------
         Total current liabilities                                 6,029,602
   Long-term debt (Note 6)                                           752,270
                                                                 -----------
TOTAL LIABILITIES                                                  6,781,872
                                                                 -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
   Preferred Stock:
   Par value $.01; 5,000,000 authorized,
   no shares issued and outstanding                                        -
   Common Stock:
         Par value $.01; 350,000,000 shares
         authorized; 169,176,857 shares
         issued and outstanding                                    1,691,769
   Additional paid-in capital                                     29,456,012
   Accumulated deficit                                           (34,325,217)
   Stock subscriptions receivable (Note 7)                          (154,450)
                                                                 -----------
TOTAL STOCKHOLDERS' DEFICIT                                       (3,331,886)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 3,449,986
                                                                 ===========

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                   March 31,
                                                            2001             2000
                                                            ----             ----
Revenues                                               $   2,359,605     $  1,087,744
Costs and expenses:
  Cost of revenues                                         1,801,544        1,420,781
  Selling, general and administrative expenses             2,258,069        3,513,960
  Research and development                                   904,472          976,543
                                                       -------------     ------------
Loss from operations                                      (2,604,480)      (4,823,540)
Interest expense                                             305,045        1,554,187
                                                       -------------     ------------
Loss from continuing operations                           (2,909,525)      (6,377,727)
                                                       -------------     ------------
Discontinued operations:
  Loss from discontinued operations                                -       (4,302,547)
  Loss on disposal of discontinued operations                      -       (2,090,000)
                                                       -------------     ------------
  Total loss from discontinued operations                          -       (6,392,547)
  Net loss                                                (2,909,525)     (12,770,274)
Preferred stock dividends                                          -          113,217
                                                       -------------     ------------
Net loss attributable to common stockholders           $  (2,909,525)    $(12,883,491)
                                                       =============     ============
Net loss attributable to common stockholders
  from continuing operations                           $  (2,909,525)    $ (6,490,944)
                                                       =============     ============
Basic and diluted loss per common share (Note 8):
  Loss from continuing operations                      $       (0.02)    $      (0.23)
  Loss  from discontinued operations                               -            (0.15)
  Loss on disposal of discontinued operations                      -            (0.07)
                                                       -------------     ------------
  Net loss attributable to common stockholders         $       (0.02)    $      (0.45)
                                                       =============     ============
Basic and diluted weighted average
  number of common shares (Note 8)                       164,348,010       28,713,327
                                                       =============     ============


                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                            2001             2000
                                                            ----             ----
Revenues                                               $     295,301     $    546,442
Costs and expenses:
  Cost of revenues                                           398,463          512,024
  Selling, general and administrative expenses               742,064        1,925,827
  Research and development                                   289,688          272,686
                                                       -------------     ------------
Loss from operations                                      (1,134,914)      (2,164,095)
Interest expense                                              82,659          551,452
                                                       -------------     ------------
Loss from continuing operations                           (1,217,573)      (2,715,547)
                                                       -------------     ------------
Discontinued operations:
  Loss from discontinued operations                                -       (2,373,371)
  Loss on disposal of discontinued operations                      -       (2,090,000)
                                                       -------------     ------------
  Total loss from discontinued operations                          -       (4,463,371)
  Net loss                                                (1,217,573)      (7,178,918)
Preferred stock dividends forfeited                                -           (6,761)
                                                       -------------     ------------
Net loss attributable to common stockholders           $  (1,217,573)    $ (7,172,157)
                                                       =============     ============
Net loss attributable to common stockholders
  from continuing operations                           $  (1,217,573)    $ (2,708,786)
                                                       =============     ============
Basic and diluted loss per common share (Note 8):
  Loss from continuing operations                      $       (0.01)    $      (0.10)
  Loss from discontinued operations                                -            (0.08)
  Loss on disposal of discontinued operations                      -            (0.07)
                                                       -------------     ------------
  Net loss attributable to common stockholders                 (0.01)           (0.25)
                                                       =============     ============
Basic and diluted weighted average
  number of common shares (Note 8)                       169,376,887       28,797,775
                                                       =============     ============



                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  March 31,
                                                                             2001             2000
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends                                 (2,909,525)      (12,770,274)
                                                                        ------------      ------------
Loss from discontinued operations                                                  -         6,392,547
Adjustments to reconcile net loss before preferred
    stock dividends to net cash used in operating activities
    from continuing operations:
     Depreciation and amortization                                           373,512           378,911
     Accrued interest expense                                                 95,137         1,352,800
     Financing fee                                                                 -           764,678
Increase (decrease) in cash from:
     Accounts receivable                                                     140,700            97,833
     Inventories                                                               1,179           244,569
     Prepaid expenses and other current assets                               (28,917)          (40,832)
     Accounts payable and accrued expenses                                (3,352,107)          882,991
     Other assets/liabilities                                                      -           (35,628)
                                                                        ------------      ------------
          Total adjustments                                               (2,770,496)       10,037,869
                                                                        ------------      ------------
Net cash used in operating activities from continuing operations          (5,680,021)       (2,732,405)
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchases of equipment and fixtures                                  (1,000,245)         (258,558)
                                                                        ------------      ------------
Net cash used in investing activities from continuing operations          (1,000,245)         (258,558)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from L-3 transaction                                        16,000,000                 -
     Proceeds from debt issuance                                                   -         2,000,000
     Proceeds from Signal loan                                                     -         2,000,000
     Loans from stockholders                                                  65,000           180,934
     Repayment of loans from stockholders                                 (1,059,851)          (91,681)
     Repayment of debt                                                    (5,282,520)         (155,304)
                                                                        ------------      ------------
Net cash provided by financing activities from continuing operations       9,722,629         3,933,949
                                                                        ------------      ------------
NET CASH USED IN DISCONTINUED OPERATIONS                                  (2,292,121)         (410,931)
                                                                        ------------      ------------
NET INCREASE IN CASH                                                         750,242           532,055
CASH, beginning of period                                                     20,170           400,760
                                                                        ------------      ------------
CASH, end of period                                                     $    770,412      $    932,815
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

The balance sheet as of March 31, 2001, the statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000, and the statements of cash flows for the nine-month periods ended March 31, 2001 and 2000, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

The liability recorded related to the discontinued operations is as follows:


                                      Balance at July 1, 2000       Payments        Balance at March 31, 2001
                                      -----------------------       --------        -------------------------
Payment to Signal                                  $2,090,000     $2,090,000                               $0
Purchase order accruals                               976,739              0                          976,739
Property lease accrual                                524,991        111,105                          413,886
Legal and accounting                                  456,000         74,988                          381,012
Other                                                 766,132         16,028                          750,104
                                                      -------         ------                          -------
Total                                               4,813,862      2,292,121                        2,521,741
                                                    =========      =========                        =========


                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

In connection with and prior to the Closing, the holders of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, in connection with and prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. In connection with and prior to the Closing, certain institutional holders of the Company's securities also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

On February 17, 2000, the Company and Signal entered into the Letter of Intent relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2.0 million, to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). In addition, the Company received a short-term bridge loan (the "Bridge Loan") from certain of its investors in the amount of $100 thousand. The Signal Loan, the Investor Loans and the Bridge Loan were repaid with a portion of the net proceeds of the transaction with L-3.

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

4.   Inventories

Inventories consist of the following at March 31, 2001:

Raw material and components                                             $ 18,387
                                                                        ========


5.   Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at March 31, 2001:

Accounts payable                                                      $  345,861
Accrued professional fees                                                533,619
Accrued payroll                                                           71,066
Customer deposits                                                        121,011
Other accrued expenses                                                   777,916
                                                                      ----------
                                                                      $1,849,473
                                                                      ==========

6.   Long-Term Debt

Long-term debt consists of the following at March 31, 2001:

Bridge Notes                                                          $1,095,334
Capital lease obligations                                              1,315,324
                                                                      ----------
                                                                       2,410,658
  Less: current portion                                                1,658,388
                                                                      ----------
                                                                      $  752,270
                                                                      ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2001                                      $1,250,797
Fiscal year ending June 30, 2002                                      $  554,139
Fiscal year ending June 30, 2003                                      $  426,876
Fiscal year ending June 30, 2004                                      $  188,846
                                                                      ----------
                                                                      $2,410,658
                                                                      ==========

7.   Stock Subscriptions Receivable

Stock subscriptions receivable consists of the following at March 31, 2001:

     Notes from former officers                                       $  154,450
                                                                      ==========

8.   Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three and nine-month periods ended March 31, 2001 and March 31, 2000 do not give effect to common stock equivalents because they would have an antidilutive effect.

9.   Related Party Transactions

Mr. Charles S. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). mmTech sublets space from ACC in Eatontown, New Jersey. The rent incurred by mmTech is approximately $14 thousand per annum. Employees from mmTech perform services for ACC and employees from ACC perform services for mmTech from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $48,000 and $148,000 and mmTech incurred expenses of $38,000 and $39,000 for the nine months ended March 31, 2001 and March 31, 2000, respectively. At March 31, 2001, ACC owed mmTech approximately $23,000.

10. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provision of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented. There has been no operational activity related to the discontinued operations during the nine-month period ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net revenues for the three months ended March 31, 2001 decreased $0.2 million, or 46.0%, to $0.3 million from $0.5 million for the comparable period of 2000. The decrease in revenues for the three months ended March 31, 2001 resulted from the completion of a program for one customer.

Cost of revenues for the three months ended March 31, 2001 decreased $0.1 million, or 22.2%, to $0.4 million from $0.5 million for the comparable period of 2000. The decrease resulted primarily from a lower level of sales and the costs related thereto.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 decreased $1.2 million, or 61.5%, to $0.7 million from $1.9 million for the comparable period of 2000. The decrease in SG&A expenses primarily resulted from the inclusion of a one time financing fee charged in the three-month period ended March 31, 2000.

Research and development expenses for the three months ended March 31, 2001 were unchanged from the comparable period of 2000.

For the reasons discussed above, the Company recorded an operating loss of $1.1 million for the three months ended March 31, 2001, compared to an operating loss of $2.2 million for the comparable period in 2000.

Interest expense for the three months ended March 31, 2001 decreased $0.5 million, or 85.0%, to $0.1 million from $0.6 million for the comparable period of 2000, primarily as a result of a lower level of average outstanding indebtedness due primarily to the conversion on July 10, 2000 of all of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans in conjunction with the transaction between the Company and L-3 Communications Corporation ("L-3"). See "Liquidity and Capital Resources."

During the three months ended March 31, 2001, the Company had no accrued dividends, as the Company's Series A Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock") was converted into shares of the Company's Common Stock on July 10, 2000. The Company recorded a forfeiture of accrued dividends of 6,800 for the three months ended March 31, 2000.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders from continuing operations for the three months ended March 31, 2001 of $1.2 million, compared to a net loss attributable to common stockholders from continuing operations of $2.7 million for the comparable period in 2000.

LOGIMETRICS, INC. AND SUBSIDIARY

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Net revenues for the nine months ended March 31, 2001 increased $1.3 million, or 116.9%, to $2.4 million from $1.1 million for the comparable period of 2000. The increase in revenues for the nine months ended March 31, 2001 resulted from the start of a new program for a customer of the Company and the completion of a program for another customer.

Cost of revenues for the nine months ended March 31, 2001 increased $0.4 million, or 26.8%, to $1.8 million from $1.4 million for the comparable period of 2000. The increase resulted primarily from a higher level of sales and the costs related thereto. Cost of revenue as a percentage of sales decreased 41.5% to 76.3% from 130.6%, primarily due to overhead costs spread over a higher revenue base.

SG&A expenses for the nine months ended March 31, 2001 decreased $1.2 million, or 35.7%, to $2.3 million from $3.5 million for the comparable period of 2000. The decrease in SG&A expenses primarily resulted from the inclusion of a one time financing fee charged in the nine-month period ended March 31, 2000.

Research and development expenses for the nine months ended March 31, 2001 decreased $0.1 million, or 7.4%, to $0.9 million from $1.0 million for the comparable period of 2000, primarily as a result of lower direct material expenses related to research and development efforts for the nine-month period ended March 31, 2001.

For the reasons discussed above, the Company recorded an operating loss of $2.6 million for the nine months ended March 31, 2001, compared to an operating loss of $4.8 million for the comparable period in 2000.

Interest expense for the nine months ended March 31, 2001 decreased $1.3 million, or 80.4%, to $0.3 million from $1.6 million for the comparable period of 2000, primarily as a result of a lower level of average outstanding indebtedness due primarily to the conversion on July 10, 2000 of all of the Company's Convertible Debt into shares of the Company's Common Stock and the repayment of certain outstanding loans in conjunction with the transaction between the Company and L-3. See "Liquidity and Capital Resources."

During the nine months ended March 31, 2001, the Company had no accrued dividends, as the Company's Series A Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock") was converted into shares of the Company's Common Stock on July 10, 2000. The Company accrued dividends on its Series A Preferred Stock of $0.1 million for the nine months ended March 31, 2000.

For the reasons discussed above, the Company recorded a net loss attributable to common stockholders from continuing operations for the nine months ended March 31, 2001 of $2.9 million, compared to a net loss attributable to common stockholders from continuing operations of $6.5 million for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash of $0.8 million. At such date, the Company had total current assets of $1.0 million and total current liabilities of $6.0 million.

Net cash used in operating activities from continuing operations was $5.7 million for the nine months ended March 31, 2001, compared to $2.7 million for the comparable period in 2000. Net cash used in operating activities from continuing operations during the nine months ended March 31, 2001 resulted primarily from a net loss from continuing operations of $2.9 million and a decrease of $3.4 million in accounts payable and accrued expenses. Net cash used in operating activities from continuing operations during the nine months ended March 31, 2000 resulted primarily from a net loss from continuing operations of $6.4 million, offset in part by an increase of $1.4 million in accrued interest expense, an increase of $0.9 million in accounts payable and accrued expenses and a $0.8 million increase in financing fees.

Net cash used in investing activities was $1.0 million for the nine months ended March 31, 2001, and $0.3 million for the comparable period in 2000. Net cash used in investing activities in each period resulted from the cost of plant expansion and purchase of equipment to support the Company's operations.

LOGIMETRICS, INC. AND SUBSIDIARY

Net cash provided by financing activities was $9.7 million for the nine-month period ended March 31, 2001 and $3.9 million for the comparable period in 2000. Net cash provided by financing activities during the nine-month period ended March 31, 2001 resulted primarily from $16.0 million in proceeds from the L-3 transaction, offset in part by the repayment of $5.3 million of indebtedness and $1.1 million of loans to stockholders. Net cash provided by financing activities during the nine-month period ended March 31, 2000 resulted primarily from $4.0 million in proceeds related to certain debt issuances by the Company, offset in part by the repayment of certain outstanding indebtedness.

Net cash used in discontinued operations was $2.3 million for the nine months ended March 31, 2001, compared to $0.4 million for the comparable period in 2000.

From July 1, 2000 to March 31, 2001, the Company raised $16.0 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. There can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

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

In connection with and prior to the Closing, the holders of the Company's outstanding Class A 13% Convertible Senior Subordinated Pay-in-Kind Debentures due July 29, 1999 (the "Class A Debentures"), Amended and Restated Class B 13% Convertible Senior Subordinated Pay-in-Kind Debentures due 1999 (the "Class B Debentures") and Class C 13% Convertible Senior Subordinated Debentures due September 30, 1999 (the "Class C Debentures" and, collectively with the Class A Debentures and the Class B Debentures, the "Convertible Debt") converted such indebtedness into an aggregate of 30.6 million shares of Common Stock. In addition, in connection with and prior to the Closing, the holders of the Company's outstanding Series A 12% Cumulative Convertible Redeemable Preferred Stock, stated value $50 thousand per share (the "Series A Preferred Stock"), converted the Series A Preferred Stock into an aggregate of 2.4 million shares of Common Stock. The conversion of the Series A Preferred Stock resulted in the elimination of accrued and unpaid dividends on the Series A Preferred Stock of approximately $0.9 million. In connection with and prior to the Closing, certain institutional holders of the Company's securities also exchanged their outstanding warrants to purchase Common Stock for an aggregate of 12.3 million shares of Common Stock.

On February 17, 2000, the Company and Signal entered into the Letter of Intent relating to the proposed merger of the Company with a subsidiary of Signal. In connection with the Signal Letter of Intent, Signal had loaned $2.0 million, to the Company for working capital and other purposes (the "Signal Loan"). Concurrently with the making of the Signal Loan, certain existing investors in the Company also loaned the Company $1.0 million (the "Investor Loans"). In addition, the Company received a short-term bridge loan (the "Bridge Loan") from certain of its investors in the amount of $100 thousand. The Signal Loan, the Investor Loans and the Bridge Loan were repaid with a portion of the net proceeds of the transaction with L-3.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provision of this

LOGIMETRICS, INC. AND SUBSIDIARY

Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

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

LOGIMETRICS, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:   None

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on January 11, 2001 containing information under Item 5 of Form 8-K relating to the sale of the New York Business to Signal.

LOGIMETRICS, INC. AND SUBSIDIARY

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LOGIMETRICS, INC.

Dated: October 8, 2001                  By:  /s/ James C. Ebbesen
                                             --------------------
                                             James C. Ebbesen
                                             Controller
                                             and Principal Accounting Officer