Form 10KSB
period 2001-06-30
LOGIMETRICS INC
filed 2001-11-23
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $2,413,423

     As of October 12, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 12, 2001 was $7,865,857.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

   Class of Common Equity            Outstanding at October 12, 2001
   ----------------------            -------------------------------
   Common Stock, par value                 171,276,858 shares
       $.01 per share

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                LOGIMETRICS, INC.
                                   FORM 10-KSB
                            YEAR ENDED JUNE 30, 2001

                                      INDEX

                                     PART I

Item 1. Description of Business..............................................3

Item 2. Description of Property.............................................11

Item 3. Legal Proceedings...................................................11

Item 4. Submission of Matters to a Vote of Security Holders.................11

Item 5. Market for Common Equity and Related Stockholder Matters............12

Item 6. Management's Discussion and Analysis or Plan of Operation...........13

Item 7. Financial Statements................................................16

Item 8. Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................32

Item 9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.................32

Item 10. Executive Compensation.............................................35

Item 11. Security Ownership of Certain Beneficial Owners and Management.....38

Item 12. Certain Relationships and Related Transactions.....................39

Item 13. Exhibits and Reports on Form 8-K...................................41

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     LogiMetrics, Inc., a Delaware corporation ("LogiMetrics" and together with its wholly owned subsidiary, mmTech, Inc., the "Company"), designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules that enable point-to-multipoint ("PMP") and point-to-point ("PTP") terrestrial and satellite-based wireless telecommunications services in frequency bands from 15 GigaHertz ("GHz") to 38 GHz. The Company's products allow telecommunications service providers to provide reliable and cost-effective data, voice and video communications links to their customers. The Company's products include solid-state power amplifiers, hub transmitters, receivers and transceivers, active repeaters, cell-to-cell relays, Internet access systems and other modules and subsystems.

     Prior to February 17, 2000, the Company also was engaged in the design, manufacture and sale of a wide range of high-power amplifiers, including traveling wave tube amplifiers and other peripheral transmission equipment for industrial, commercial and military applications at its Bohemia, New York facility (the "New York Business"). On July 10, 2000, L-3 Communications Corporation ("L-3") purchased 92.1 million shares, or 53.5% of the Company's common stock, par value $0.01 per share (the "Common Stock"). See "Transaction With L-3 Communications Corporation." The Company disposed of the New York Business during fiscal year 2000. The New York Business is reported as a discontinued operation for all periods presented in this Annual Report on Form 10-KSB. The consolidated statements of operations, cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation. See Item 7. Financial Statements.

     The Company was incorporated in December 1968 as a Delaware corporation. The Company's headquarters are located at 435 Moreland Road, Hauppauge, New York 11788. The Company's telephone number is (631) 231-1700.

BROADBAND WIRELESS TELECOMMUNICATIONS

     Introduction

     The proliferation of the Internet, local area networks ("LANs"), corporate extranets and home computers has spurred higher demand for increased bandwidth to speed the flow of information to homes, businesses and educational, governmental and other institutions. Companies seeking to provide broadband communication services, including large regional telecommunications companies, alternative carriers and foreign service providers, confront the difficulty of getting those services to their customers (the so-called "first mile/last mile" problem). The Company believes that broadband wireless telecommunications offer the speed and capacity to provide a high-speed, reliable connection from a customer to a service provider network at a cost that is advantageous compared to existing alternatives.

     Market Opportunity

     The market for broadband wireless communications equipment is large and growing. A report on fixed wireless access by the ARC Group projects that by 2005, fixed wireless deployments to both households and business premises will reach 28 million. The report also projects annual fixed wireless access worldwide service revenues at $42 billion. Additionally, the Company believes that service providers, in order to remain competitive and establish product differentiation, will increasingly "bundle" their services, offering integrated data, voice, and video packages to consumers. Industry participants generally agree that such service bundling will require broadband access and deployment of additional broadband wireless telecommunications equipment.

     Company Expertise

     Since 1994, the Company has manufactured high frequency amplifiers and other broadband wireless equipment used in a wide range of frequencies. Currently, the Company focuses on equipment operating in frequency ranges between 15 GHz and 38 GHz, where the Company believes its experience in designing and building high frequency transmission and receiving equipment provides it with a competitive advantage. The Company believes that this experience enables it to design and manufacture products that, in many cases, can be used to support more than one method to implement first mile/last mile access.

     Broadband Wireless Technology

     The Company believes that broadband wireless technology can effectively bridge the access gap between service provider networks and corporate extranets, LANs and personal computers (the so called "first mile/last mile" problem). Currently, this access gap is filled primarily by dial-up or cable modems or xDSL products. Broadband wireless technology provides a flexible, economical and reliable source of broadband communications capability in the "local loop." The Company believes that this technology, which is scaleable and modular in nature, provides significant cost advantages in many installations compared to wired infrastructure. Broadband wireless transmission techniques include (i) PMP systems, in which data is transmitted from multiple users to a single base station, (ii) PTP systems, in which data is transmitted by a single user to a single base station, and (iii) satellite transmission, in which data is uplinked and downlinked from multiple users.

     Frequency spectrum has been allocated for broadband wireless services in many areas of the world, including the United States and Canada, as well as countries in Asia and Europe. Although there is some overlap, the frequencies designated for broadband wireless services vary from country to country. The Company believes this frequency variation will encourage broadband wireless system integrators to outsource millimeter wave subsystems and modules to specialized equipment suppliers, such as the Company, and that its experience in supplying equipment in a wide range of frequencies makes the Company particularly well suited to provide equipment to those customers.

     Competing Technologies

     A number of other technologies are currently used by service providers to deliver broadband telecommunications products to customers. These technologies include asymmetric digital subscriber lines ("ADSL"), cable modems and fiber optic cable.

     ADSL: ADSL, the most widely used xDSL, provides varying data rates, both downstream and upstream, to customers using the existing telephone company's twisted pair copper wires. While ADSL has become a widely implemented choice for home and small business users wanting broadband capability because it uses existing telephone lines, ADSL service is currently limited by technical requirements that require the customer to be within a specific distance from a service provider's central office.

     CABLE MODEMS: Cable modems also are a popular choice for home users because most homes are already wired with coaxial cable. However, cable modems are not typically utilized by corporate customers. Further, service availability varies from location to location and service providers must incur significant costs in making service available in new areas. In addition, cable modems typically provide upstream speeds that are significantly slower compared to downstream speeds. Cable modems also use a "shared pipe" through which multiple users send and receive data and television signals simultaneously. As a result, data transfer rates can vary dramatically, depending on the usage of other customers and can slow dramatically during periods of heavy usage. In addition, the "shared pipe" creates potential security issues for users wishing to maintain the confidentiality of their data.

     FIBER-TO-THE CURB: The use of fiber optic cable direct to the user also is used to facilitate broadband communications. However, installation is expensive and currently is cost-effective only for heavy business users.

BASIC MICROWAVE TECHNOLOGY

     Generally, microwaves are defined as radio waves with frequencies of 1 GHz and above, and derive their name from the small size of their wavelengths. All radio waves carry information in proportion to their frequency. Because microwaves have very high frequencies, they are able to carry large amounts of information, making them well suited for telecommunications applications. Microwaves also travel shorter distances than lower frequency waves, allowing service providers to increase system capacity by reusing frequencies.

     Microwave communications systems encode information and send it over the airwaves to the desired destination where the information is decoded and used in audio, visual, or computerized form. Terrestrial microwave communications systems transmit information, using analog or digitally modulated signals, to a receiver and can either be point-to-point (linking one microwave site to another) or point-to-multipoint (linking one microwave site to multiple microwave sites). Satellite systems utilize the uplink and downlink capabilities of a satellite to transmit signals to and from multiple customers.

     Terrestrial microwave radio systems have large capacities compared to lower frequency systems. Capacity refers to the data rate that can be transmitted at one time and for digital microwave systems is usually measured in bits per second (bps or bit/s), kilobits per second ("Kbps") or megabits per second ("Mbps"). Typically, PTP digital microwave radios operate with data rates from 64 Kbps up to 155 Mbps or higher. Low-capacity to medium-capacity systems (up to 45 Mbps) are very common and are used for a variety of applications, while high-capacity systems (140 Mbps to 155 Mbps) are primarily used by common carriers for long-haul, backbone network applications. PMP systems typically operate with considerably higher capacity that is shared by a number of users. There is greater variation in the transmission capacity of satellite communication systems depending on the purpose and configuration of a particular system. However, satellite data transfer rates are typically similar to those for terrestrial systems.

PRODUCTS

     The Company produces equipment that is used to implement broadband wireless services operating in the millimeter wave frequency spectrum. These services include both terrestrial and Ka-band satellite applications.

     The Company's products include transmitters, receivers and radios. In addition, the Company manufactures and sells modules and subsystems, such as amplifiers, mixers, filters, upconverters and downconverters. In many cases, these products are designed by the Company to meet the requirements of a specific customer, and are generally sold to system integrators. For example, the Company has developed a family of radios and transceivers that meet the system performance requirements of specific terrestrial PMP systems, and has developed high power amplifiers that are required for Ka-band satellite very small aperture terminal system upconverters. Many of these products are capable of being readily adapted for use in a variety of systems.

     The Company also manufactures and sells "after market" directly to service providers. For example, the Company sells a series of repeaters for use in overcoming line of sight problems encountered by high frequency systems. The repeater acts as a "beam bender" by re-transmitting the signal to allow the service provider to supply service to customers beyond the line of sight capability of a particular transmitter without the cost of adding additional base stations. A repeater may also be used as a "cell extender" to reach customers that are beyond the range of a base station's coverage pattern. This often occurs when a base station is installed in the middle of a metropolitan area and potential prime customers with high bandwidth usage requirements, such as industrial plants, are located in areas outside the metropolitan area and beyond the range of the base station. A partial list of the Company's broadband wireless products follows:

     RADIOS
     ------

     - Base station radios for PMP applications in frequency bands from 24 GHz to 38 GHz transmit and receive data and voice directly through wireless connection to many subscribers from a single point

     - PTP radios for high capacity applications link a single customer needing high bandwidth to a data network

     MILLIMETER WAVE AMPLIFIERS
     --------------------------

     - Low noise and high power amplifiers (up to 10 Watts) increase signal power levels

     MILLIMETER WAVE FILTERS
     -----------------------

     -   Filters control the frequency of various signals within a system

     ACTIVE REPEATERS
     ----------------

     - Repeaters transmit PMP system signals around obstacles and act as cell extenders to increase the capacity of a cell without the expense of additional radios

     ANTENNAS
     --------

     -   Antennas transmit and receive high frequency signals

     UPCONVERTERS, DOWNCONVERTERS AND OTHER SUBASSEMBLIES
     ----------------------------------------------------

     - Components process and reconfigure signal characteristics for specific applications

SALES, MARKETING AND DISTRIBUTION

     During the fiscal year ended June 30, 2001, the Company marketed its products to system integrators, service providers and industrial and governmental entities, both domestically and internationally, predominantly through a direct sales organization. As a result of the transaction with L-3 described below, the Company has recently expanded its sales representative network from two to seven organizations, and has structured an arrangement with Narda Microwave (an L-3 division) to utilize its internal marketing group to help manage the expanded organization.

CUSTOMERS

     The Company's customers include system integrators that assemble complete communications systems for service providers, alternative and foreign service providers that build and operate broadband wireless telecommunications networks and universities that purchase small quantities of specially designed millimeter wave components or subsystems for scientific experiments. In addition, the Company supplies Ka-band satellite modules and subassemblies to the United States government and several satellite system integrators. The Company also supplies systems for niche applications.

BACKLOG

     The Company measures its backlog as orders for which contracts or purchase orders have been signed but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within six months of receiving an order. At June 30, 2001, the Company had a $3.5 million backlog of orders for its equipment. The Company expects that substantially all of such backlog will be shipped during the fiscal year ending June 30, 2002. Any failure by the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. All orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues.

MANUFACTURING AND ASSEMBLY

     Currently, the Company has a manufacturing and assembly facility in Eatontown, New Jersey.

     The Company purchases a majority of the components used in its products from third-party suppliers. Where appropriate, the Company purchases and utilizes common components to optimize design and build cycles and enhance manufacturing flexibility. The Company inspects all direct materials purchased for quality, groups the components into kits by production order and then either releases these kits for internal manufacturing or ships the kits to its subcontractors for assembly.

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

     The Company inspects and tests its products during the manufacturing and assembly processes and tests finished products using internally developed procedures. The Company typically works with its customers to develop its test procedures to ensure that both the product attributes and methods used for qualification are mutual. The Company's quality inspection and testing employs "best practices" throughout the process to ensure the quality of the Company's products. The Company utilizes customized testing equipment to facilitate its assembly operations and quality programs, and believes that its practice of conducting all testing and calibration internally has contributed to the reliability of its products.

     Historically, the Company has manufactured its products internally and expects to continue to manufacture specialty components and small orders. However, the Company is working with Narda Microwave to develop manufacturing processes and procedures that will enable the Company to outsource the manufacturing of certain of its products. The Company believes that outsourcing will enable the Company to scale up its manufacturing capability without incurring the capital costs necessary to increase its internal manufacturing capacity.

RESEARCH AND DEVELOPMENT

     The Company has an ongoing development program to enhance its existing products and to introduce new products. The Company invested $1.2 million in each of the fiscal years ended June 30, 2001 and 2000 in development efforts. The Company's development activities have focused, and in the future will focus, on evolving its initial development and production of broadband wireless equipment to subsystems that are increasingly integrated.

COMPETITION

     The Company's competitors fall into two general categories: entities that build subsystems for system integrators, and module manufacturers that produce and sell "high value-added" modules, such as solid-state amplifiers and peripheral equipment. Subsystem and module manufacturers with whom the Company competes include companies such as Remec, Inc., Endwave Corp. and Quinstar Technology, Inc. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. The Company does not believe that the large system integrators with which it deals currently intend to manufacture modules and subsystems, although no assurances can be given in that regard.

     The Company believes that principal competitive factors in the broadband wireless equipment market include performance, delivery, price and reliability. The Company believes that its experience in manufacturing equipment over a broad frequency spectrum, and the field performance of its equipment, gives it a competitive advantage in manufacturing both subsystems and "high value added" modules.

GOVERNMENT REGULATION

     The Company's products are used in wireless communications systems that are subject to regulation domestically by the Federal Communications Commission (the "FCC") and internationally by other government agencies. The worldwide demand for broadband wireless telecommunications services has resulted in the FCC and other international regulators designating frequency spectrum for the provision of such services. In many cases, service providers have paid significant amounts for spectrum licenses. As a condition to the granting of those licenses, the FCC and other regulators have, in certain instances, required licensees to provide meaningful levels of service within a specified period of time. The designation of spectrum, the need for licensees to recoup the investment in their licenses, and the requirement that licensees provide services under their licenses have resulted in an increased demand for high capacity broadband wireless telecommunications equipment, such as that sold by the Company.

     Although system operators (and not equipment manufacturers such as the Company) are typically responsible for compliance with government regulations, regulatory changes, including changes in the allocation of available frequency spectrum, could have a material adverse effect on the Company's business, financial condition and results of operations by restricting development efforts by the Company's customers, making current products obsolete or increasing the opportunity for additional competition. In addition, the increasing demand for broadband wireless telecommunications services has required the FCC and other regulatory bodies to adopt uniform standards for those services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this process have in the past caused and may in the future cause the cancellation, postponement or rescheduling of equipment purchases and system installations by customers.

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

     The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets through common law and contractual restrictions. There can be no assurance that measures taken to preserve trade secrets will be adequate to prevent misappropriation of its technology, or that competitors will not be able to develop independently technologies having similar or better functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have adequate legal remedy to prevent or seek redress for future misappropriation of the Company's technology.

EMPLOYEES

     As of June 30, 2001, the Company had 40 full-time employees, of whom 19 were engaged in manufacturing, 14 were engaged in product development activities and 7 were engaged in sales, service and general administration. None of the Company's employees are represented by a union, and the Company considers its relationship with its employees to be satisfactory.

TRANSACTION WITH L-3 COMMUNICATIONS CORPORATION

     In July 2000, the Company and L-3 entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 purchased 92.1 million shares (the "L-3 Shares"), or 53.5%, of the Company's Common Stock, for an aggregate purchase price of $15.0 million.

     Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million. As of June 30, 2001, L-3 had acquired 1.3 million Additional Shares for an aggregate purchase price of $2.0 million. Subsequent to June 30, 2001, L-3 acquired an incremental 1.4 million Additional Shares for an aggregate purchase price of $2.2 million.

     Pursuant to the terms of the Purchase Agreement, the Company granted to L-3 an option (the "L-3 Option") to acquire up to 5.6 million shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares and expires ten years from the date of grant.

     In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company, to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with a Public Offering (as defined in the Purchase Agreement) upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. L-3 has the right to bill the Company for such services and equipment at cost, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales). During the fiscal year ended June 30, 2001, L-3 did not charge the Company for such services and equipment.

     Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Common Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of L-3)) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by certain security holders of the Company, effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders, (F) the amendment or modification of any of the provisions of the documents relating to the Purchase Agreement, (G) the entering into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or (H) the entering into, assumption or becoming bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 agreed not to sell to a non-affiliated third party more than 53.3% of the L-3 Shares prior to December 31, 2001. The directors appointed by certain institutional shareholders of the Company (the "Existing Holders") have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions expire upon the earlier of (i) the consummation of a Public Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

     In connection with the L-3 investment, the holders of approximately $11.3 million of indebtedness, the holders of the Company's previously issued preferred stock and the holders of certain warrants exchanged their securities for an aggregate of 45.2 million shares of Common Stock. Any gain associated with the conversion of the indebtedness is treated as a dividend and charged to accumulated deficit. See Item 7. Financial Statements.

     The transactions described above are collectively referred to as the "Transaction." Additional terms of the Transaction are described in Item 5. Market for Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities; Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act -- Right to Designate Directors; Item 10. Executive Compensation -- Employment Agreements and Compensation Arrangements and -- Transaction Option Grants and Item 12. Certain Relationships and Related Party Transactions -- Stockholders Agreement and -- Registration Rights Agreement.

RISK FACTORS

     History of Losses; Cash Constraints

     The Company sustained net losses of $4.1 million and $17.3 million for the fiscal years ended June 30, 2001 and 2000, respectively, and had an accumulated deficit of $35.5 million at June 30, 2001. In addition, the Company used $6.9 million and $3.7 million of cash in continuing operations during the fiscal years ended June 30, 2001 and 2000, respectively, as a result of the Company's net losses and the need for working capital. At June 30, 2001, the Company had cash of $170,000. The Company's history of losses and its failure to generate positive operating cash flow or to maintain other sources of working capital have resulted in significant cash shortages from time to time. There can be no assurance that the Company will ultimately be able to achieve or sustain profitable operations. If the Company is unable to generate sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives. As a result of the Company's history of losses and inability to generate sufficient cash flow to satisfy its need for working capital, the Company's business has been subjected to certain additional risks, including supply and manufacturing disruptions, limitations on its research and development activities, and the inability to exploit fully market opportunities. While the Company has attempted to address its liquidity needs through, among other things, the sale of stock to L-3, the Company has continued to record losses and has failed to generate sufficient cash to fund its cash flow needs.

     Effects of Adverse Conditions in the Telecommunications Services Market

     Telecommunications service providers, including potential end users of the Company's products, have experienced capital shortages and other adverse market conditions as a result of factors such as slower economic growth, increased competition, lack of capital required for system build-outs, aggressive spending on equipment in prior periods and slower than expected growth in the demand for telecommunications services, including wireless broadband services offered by end users of the Company's products. As a result, many purchasers of telecommunications equipment have significantly reduced their capital expenditure expectations. In addition, a number of telecommunications service providers have been acquired or have ceased operations as a result of these adverse market conditions. The Company expects that consolidation in the telecommunications services market will continue, resulting in a reduction in the number of potential purchasers of the Company's products. In addition, as a result of adverse market conditions, suppliers of telecommunications equipment and services, including large system integrators, have limited vendor financing previously made available for the purchase of equipment. The persistence of adverse market conditions in the telecommunications services market could have a material adverse effect on the Company's business, financial condition and result of operations.

     Dependence on Emerging Broadband Wireless Market

     The broadband wireless marketplace is a recently created market, characterized by rapid technological change and significant and frequently unanticipated shifts in customer preferences. Much of the future growth in the Company's business is expected to come from the sale of new and existing products to customers for use in the broadband wireless market and the Company's future profitability is substantially dependent on the Company's ability to market such equipment successfully. There can be no assurance that the broadband wireless market will grow as the Company anticipates or that the Company will be able to capitalize on any market development that does occur. Similarly, there can be no assurance that any markets that do develop will be sustained.

     Consequences of Technological Change

     The markets in which the Company competes are characterized by rapid and significant technological change. The ability of the Company to compete successfully in such markets will depend, in large part, on its ability to develop or obtain advanced technologies, maintain a technically competent staff, and to adapt to future technological changes and advances. There can be no assurance that the Company will be able to keep pace with the technological demands of the marketplace. In the event that the Company is unable to keep pace with the technological demands of the marketplace, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

     Dependence on Large Orders; Customer Concentrations

     The Company's revenues have principally consisted, and the Company believes its revenues in future periods may consist, of orders for equipment from a limited number of customers. During fiscal 2001 and 2000, approximately 53% and 60%, respectively, of the Company's consolidated revenues came from product sales to one customer. In addition, in fiscal 2001, 39% of the Company's consolidated revenues came from sales of radios and related products to another customer. While the number and identity of the Company's customers may vary from period to period, large orders from customers will continue to account for a substantial portion of the Company's revenues for the foreseeable future. There can be no assurance that the Company will obtain such orders on a consistent basis. The Company's inability to obtain sufficient large orders or to expand its customer base could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition

     The Company's competitors fall into two general categories: entities that build subsystems for system integrators, and module manufacturers that produce and sell "high value-added" modules, such as solid-state amplifiers and peripheral equipment. Subsystem and module manufacturers with whom the Company competes include companies such as Remec, Inc., Endwave Corp. and Quinstar Technology, Inc. A number of the Company's competitors have significantly greater financial, marketing and other resources than the Company. The Company does not believe that the large system integrators with which it deals currently intend to manufacture modules and subsystems, although no assurances can be given in that regard. There can be no assurance that the Company will be able to compete successfully with its competitors or be able to compete with new market entrants or in new markets that may develop. The failure of the Company to successfully compete in its markets would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International Business; Risk of Change in Foreign Regulations; Fluctuations in Exchange Rates

     From time to time, the Company markets its products to customers outside of the U.S. and, accordingly, is exposed to the risks of international business operations, including unexpected changes in foreign and domestic regulatory requirements, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluations, tariffs or other barriers, difficulties in obtaining and managing vendors and distributors and potentially negative tax consequences. International sales are subject to certain inherent risks including embargoes and other trade barriers, maintaining an international sales distribution network and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the U.S. or any other country. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Shares Eligible For Future Sale

     As described under Item 12. Certain Relationships and Related Transactions -- Registration Rights Agreement, L-3 has the right to require the Company to register the shares of Common Stock acquired by L-3 for resale. In addition, the Existing Holders have the right to require the Company to register for resale the shares of Common Stock held by them. At June 30, 2001, the Company also was obligated to register for resale additional shares of Common Stock issuable upon the exercise of outstanding options. Pursuant to Rule 144(k), a significant number of shares held by the Existing Holders are eligible for resale without regard to the information, volume, and manner of sale restrictions imposed by Rule 144. Further, a significant number of shares of Common Stock will become available for resale under Rule 144 once the Company becomes current in its Exchange Act reporting requirements. The Company cannot predict the effect, if any, that sales of additional shares of Common Stock or the availability of shares for future sale will have on the market price of the Common Stock. Sales in the public market of substantial amounts of Common Stock (including shares issued upon the exercise of outstanding options), or the perception that such sales might occur, could adversely affect prevailing market prices for the Common Stock. Such sales also may make it more difficult for the Company to sell equity securities or equity related securities in the future at a time and price that the Company deems appropriate.

ITEM 2. DESCRIPTION OF PROPERTY

     At June 30, 2001, the Company did not own any real property and conducted its operations at the following leased premises:

                                                                              APPROXIMATE
                                                                              SQUARE              ANNUAL             LEASE
LOCATION                       DESCRIPTION OF FACILITY                        FOOTAGE             LEASE COST         EXPIRATION
--------                       -----------------------                        -------             ----------         ----------
435 Moreland Road (1)
Hauppauge, New York 11788      Corporate headquarters                         N/A                 N/A                N/A

611 Industrial Way West        Manufacturing and assembly,  sales,
Eatontown, New Jersey 07724    customer  support,   administration            36,500              $206,000           12/31/03
                               and customer support, administration and
                               research and development

50 Orville Drive (2)
Bohemia, New York 11716        Former manufacturing facility                  14,000              $156,000           7/31/04

     (1) The Company's headquarters are located at this L-3 facility. The Company does not currently pay rent for the use of this facility.

     (2) This facility is currently unoccupied, and the Company is endeavoring to sublet the space.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The Company's Common Stock is traded in the over-the-counter market under the symbol "LGMTA." Prior to January 2000, the Company's Common Stock was quoted on the OTC Bulletin Board. Effective in January 2000, the OTC Bulletin Board ceased reporting quotations on the Common Stock. Trading in the Common Stock is currently conducted in the over-the-counter market in the "pink sheets." The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board or in the "pink sheets," as applicable. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        FOR THE QUARTER ENDED                     HIGH                   LOW
        ---------------------                     ----                   ---

        Fiscal 2000
        -----------
        September 30, 1999.................    $  .4688             $   .1400
        December 31, 1999..................       .2700                 .0500
        March 31, 2000.....................      1.5000                 .1300
        June 30, 2000......................      1.0500                 .3500

        Fiscal 2001
        ------------
        September 30, 2000 ................     $ .8500               $ .3500
        December 31, 2000..................       .4500                 .1100
        March 31, 2001.....................       .4000                 .1000
        June 30, 2001 .....................       .2200                 .1300

     Holders

     On August 31, 2001, there were approximately 500 holders of record of the Common Stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.

     Dividends

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

     Recent Sales of Unregistered Securities

     Pursuant to the Purchase Agreement, as of June 30, 2001, L-3 had acquired an aggregate of 93.5 million shares of Common Stock for an aggregate purchase price of $17 million. There was no underwriter for these sales. The Company believes that these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.

     In connection with the L-3 investment, the holders of an aggregate of $11.3 million of the Company's outstanding indebtedness, the holders of the Company's outstanding preferred stock and the holders of certain warrants exchanged their securities for an aggregate of 45.2 million shares of Common Stock. There was no underwriter for these exchanges. The Company believes that these exchanges were exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Regulation D promulgated thereunder.

     Pursuant to the Transaction, the Company granted to L-3, to certain former directors of the Company and to certain of the Company's security holders options to acquire an aggregate of 18.8 million shares of Common Stock. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant. There was no underwriter involved in the grant of these options. The Company believes that the grant of these options was exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Regulation D promulgated thereunder.

     During the fiscal year ended June 30, 2001, the Company issued options covering an aggregate of 6.6 million shares of Common Stock to employees of the Company and L-3 pursuant to the LogiMetrics, Inc. 1997 Stock Compensation Program, as amended (the "Stock Compensation Program"). These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. These grants were exempt from registration pursuant to Securities Act Release No. 33-6188 (February 1, 1980). No underwriter was involved in these grants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company disposed of the New York Business effective February 2000. Accordingly, the operations of the New York Business have been presented as "discontinued" in the fiscal 2000 financial statements. For fiscal 2000, the Company recorded a net loss of $6.4 million relating to the New York Business. See Item 7. Financial Statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Revenues. For the fiscal year ended June 30, 2001, revenues increased by $800,000, or 50.2%, to $2.4 million from revenues from continuing operations of $1.6 million for the fiscal year ended June 30, 2000. The increase in revenues resulted primarily from increased sales volume of radios, modules and related products. The Company believes that ongoing conditions in the telecommunications equipment market may have an adverse impact on sales in fiscal 2002.

     Gross Profit. For the fiscal year ended June 30, 2001, gross profit increased to $319,000 compared to a loss of $1.7 million from continuing operations for the fiscal year ended June 30, 2000. The gross margin was 13.2% for the fiscal year ended June 30, 2001 compared to a negative 103.3% for the fiscal year ended June 30, 2000. The increase in gross margin was primarily attributable to the write-off of obsolete inventory in fiscal 2000 and the spreading of overhead costs over a higher revenue base during fiscal 2001.

     Selling, General and Administrative. For the fiscal year ended June 30, 2001, selling, general and administrative ("SG&A") expenses decreased by $2.9 million, or 48.8%, to $2.9 million from $5.8 million from continuing operations for the fiscal year ended June 30, 2000. As a percentage of revenues from continuing operations, SG&A expenses decreased to 122.2% of revenues compared to 358.5% for the fiscal year ended June 30, 2000. The decrease in SG&A expenses resulted from reduced financing fees, professional fees and personnel costs, offset in part by fees and expenses related to the Transaction. Management of the Company has implemented certain measures, including head count reductions, to reduce the Company's expense base in light of existing and expected market conditions.

     Research and Development. For the fiscal year ended June 30, 2001, research and development expenses were unchanged from fiscal 2000 levels. Research and development expenses in both periods primarily related to design and development activities for both new product development and product enhancements.

     Interest Expense. For the fiscal year ended June 30, 2001, interest expense decreased by $1.8 million, or 82.7%, to $372,000 from $2.2 million for the fiscal year ended June 30, 2000. The reduction in interest expense resulted from the conversion of certain debt securities into shares of Common Stock in connection with the Transaction and the repayment of other indebtedness with a portion of the proceeds from the Transaction.

     Income Taxes. For the fiscal years ended June 30, 2001 and 2000, the Company had no income tax expense or benefit.

     Loss From Discontinued Operations. The Company recorded a loss of $6.4 million in the fiscal year ended June 30, 2000 related to the disposal of the New York Business. In the fiscal year ended June 30, 2001, the Company recorded a recovery from discontinued operations of $65,000, resulting from the settlement of certain liabilities at amounts less than originally anticipated.

     Net Loss. Primarily for the reasons described above, the Company recorded a net loss attributable to common stockholders of $4.1 million for the fiscal year ended June 30, 2001, compared to a net loss attributable to common stockholders from continuing operations of $10.9 million and a net loss attributable to common stockholders of $17.3 million for the fiscal year ended June 30, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had cash of $170,000. As of such date, the Company had total current assets of $260,000 and total current liabilities of $4.6 million, resulting in a net working capital deficit of $4.3 million. At June 30, 2001, the Company had a retained earnings deficit of $35.5 million and an overall stockholders' deficiency of $3.6 million.

     Net cash used in operating activities from continuing operations was $6.9 million for the fiscal year ended June 30, 2001, compared to net cash used in operating activities from continuing operations of $3.7 million for the fiscal year ended June 30, 2000. Net cash used in operating activities during the fiscal year ended June 30, 2001 resulted primarily from the Company's net loss of $4.1 million and a $3.5 million reduction of accounts payable, offset in part by a reduction in accounts receivable. Net cash used in operating activities from continuing operations for the fiscal year ended June 30, 2000 resulted primarily from the Company's net loss attributable to common stockholders from continuing operations of $10.9 million, partially offset by increases in accounts payable and accrued expenses, accrued interest expense and financing fees.

     Net cash used in investing activities was $1.3 million for the fiscal year ended June 30, 2001, compared to net cash used in investing activities from continuing operations of $305,000 for the fiscal year ended June 30, 2000. Net cash used in investing activities during the fiscal year ended June 30, 2001 resulted from the purchase of equipment to support the Company's operations. Net cash used in investing activities from continuing operations during the fiscal year ended June 30, 2000 also resulted from the purchase of equipment to support the Company's operations.

     Net cash provided by financing activities was $10.7 million for the fiscal year ended June 30, 2001, compared to net cash provided by financing activities from continuing operations of $4.3 million for the fiscal year ended June 30, 2000. Net cash provided by financing activities for the fiscal year ended June 30, 2001 resulted primarily from $17.0 million invested in the Company by L-3 pursuant to the Transaction, partially offset by the repayment of $6.3 million of indebtedness, including the repayment of the North Fork Bank credit facility. Net cash provided by financing activities from continuing operations during fiscal 2000 resulted primarily from the proceeds of debt issuances by the Company and loans from stockholders, offset in part by the repayment of outstanding indebtedness.

     In connection with the Transaction, the holders of approximately $11.3 million of indebtedness, the holders of the Company's previously issued preferred stock and the holders of certain warrants exchanged their securities for an aggregate of 45.2 million shares of Common Stock.

     As described above, a portion of the proceeds of the L-3 investment was used to repay outstanding indebtedness. The remaining proceeds were used to fund the Company's ongoing operations. Although the Transaction enabled the Company to reduce significantly its indebtedness and to fund its operations, the Company has continued to record losses and has failed to generate sufficient cash flow from operations to fund working capital requirements. Pursuant to the terms of the Transaction, at June 30, 2001, L-3 had the right to invest an additional $3.0 million in the Company, and subsequent to June 30, 2001 had invested $2.2 million. Although L-3 has indicated that it intends to continue to support the Company, no assurance can be given that L-3 will invest additional amounts in the Company or as to the terms of any such investment. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations or from additional investments by L-3, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. Management believes that the remaining funding commitment from L-3 and the Company's existing backlog provides sufficient funding for its operations through the next fiscal year, however, there can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

NET OPERATING LOSS CARRY FORWARD

     As of June 30, 2001, the Company had net operating loss carry-forwards of $33.8 million available to be used to offset future income. Such loss carry-forwards expire between 2012 and 2020.

INFLATION

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The adoption of SFAS No. 133 on July 1, 2000 did not have a material effect on the consolidated financial statements of the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; adverse conditions in the telecommunications services market; the Company's history of losses and cash constraints; the Company's failure to generate sufficient cash flow from operations to meet its working capital needs; the Company's dependence on the broadband wireless telecommunications market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on future product development and market acceptance of the Company's products in the broadband wireless telecommunications market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Certain of these factors are described under Item 1. Description of Business -- Risk Factors. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

     Independent Auditors' Report  ......................................17

     Consolidated Balance Sheet - June 30, 2001..........................18

     Consolidated Statements of Operations
       Years ended June 30, 2001 and 2000 ...............................19

     Consolidated Statements of Stockholders' Deficiency
       Years ended June 30, 2001 and 2000................................20

     Consolidated Statements of Cash Flows
       Years ended June 30, 2001 and 2000 ...............................21

     Notes to Consolidated Financial Statements
       Years ended June 30, 2001 and 2000................................22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
LogiMetrics, Inc. and Subsidiary
Hauppauge, New York

     We have audited the accompanying consolidated balance sheet of LogiMetrics, Inc. and Subsidiary (the "Company") as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Jericho, New York
September 14, 2001 (October 1, 2001 as to Note 15)

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

ASSETS
          Current Assets
                  Cash ...............................................   $    169,975
                  Accounts receivable ................................         44,736
                  Inventories (Note 3) ...............................         10,164
                  Prepaid expenses and other current assets ..........         35,557
                                                                         ------------
                    Total current assets .............................        260,432

          Property, plant and equipment, net (Notes 5 and 7) .........      2,481,897
          Other assets ...............................................         57,474
                                                                         ------------
                  TOTAL ASSETS .......................................   $  2,799,803
                                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          Current Liabilities
                  Accounts payable and other accrued expenses (Note 6)   $  1,771,182
                  Net liabilities of discontinued operations (Note 1)       2,303,219
                  Current portion of long-term debt (Note 7) .........        544,140
                                                                         ------------
                   Total current liabilities .........................      4,618,541

          Long-term debt (Note 7) ....................................      1,743,917
                                                                         ------------
                  TOTAL LIABILITIES ..................................      6,362,458
                                                                         ------------

          Commitments and Contingencies (Note 11)
          Stockholders' Deficiency (Note 9)
             Preferred Stock:
                  Par value $.01; 5,000,000 shares
                  authorized; none issued ............................           --
            Common Stock:
                  Par value $.01; 350,000,000 shares
                  authorized; 169,843,524 shares issued
                  and outstanding ....................................      1,698,435
          Additional paid-in capital .................................     30,419,146
          Accumulated deficit ........................................    (35,525,786)
          Stock subscriptions receivable (Note 9) ....................       (154,450)
                                                                         ------------
                  TOTAL STOCKHOLDERS' DEFICIENCY .....................     (3,562,655)
                                                                         ------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...   $  2,799,803
                                                                         ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED JUNE 30,
                                                                                              -------------------
                                                                                             2001             2000
                                                                                             ----             ----
Revenues (Note 12) ...................................................................   $   2,413,423    $   1,606,860
Costs and expenses:
        Cost of revenues .............................................................       2,094,681        3,267,336
        Selling, general and administrative expenses (Note 14) .......................       2,948,433        5,760,123
        Research and development .....................................................       1,173,757        1,202,526
                                                                                         -------------    -------------
Loss from operations .................................................................      (3,803,448)      (8,623,125)

        Interest expense .............................................................         371,646        2,154,095
                                                                                         -------------    -------------

Loss before income taxes .............................................................      (4,175,094)     (10,777,220)

        Income tax benefit (Note 8) ..................................................            --               --
                                                                                         -------------    -------------

Loss from continuing operations ......................................................      (4,175,094)     (10,777,220)

Discontinued operations:

       Recovery (loss) on settlement of liabilities from discontinued operations .....          65,000       (4,302,547)
       Loss on disposal of discontinued operations ...................................            --         (2,090,000)
                                                                                         -------------    -------------
       Total recovery (loss) on settlement of liabilities from discontinued operations          65,000       (6,392,547)
                                                                                         -------------    -------------

Net loss .............................................................................      (4,110,094)     (17,169,767)

Preferred stock dividends ............................................................            --            134,419
                                                                                         -------------    -------------

Net loss attributable to common stockholders .........................................   $  (4,110,094)   $ (17,304,186)
                                                                                         =============    =============

Net loss attributable to common stockholders from continuing operations ..............   $  (4,175,094)   $ (10,911,639)
                                                                                         =============    =============

Basic and diluted loss per common share (Note 10):

         Loss from continuing operations .............................................           (0.03)           (0.38)
         Recovery (loss) on settlement of liabilities from discontinued operations ...            --              (0.15)
         Loss on disposal of discontinued operations .................................            --              (0.07)
                                                                                         -------------    -------------
         Net loss attributable to common stockholders ................................   $       (0.03)   $       (0.60)
                                                                                         =============    =============
Basic and diluted weighted average number of common shares (Note 10) .................     165,552,264       28,787,710
                                                                                         =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                            STOCKHOLDERS' DEFICIENCY


                                  PREFERRED STOCK        COMMON STOCK        ADDITIONAL                      STOCK
                                  SHARES     PAR       SHARES        PAR       PAID-IN      ACCUMULATED  SUBSCRIPTIONS
                                  ISSUED    VALUE      ISSUED       VALUE      CAPITAL        DEFICIT      RECEIVABLE      TOTAL
                                 -------  --------  -----------  ----------  -----------      -------      ----------      -----
Balance, July 1, 1999 ..........      28  $924,525   28,672,245    $286,723   $4,104,014   $(17,298,377)   $(189,450)  $(12,172,565)

Grants of common stock .........                        156,000       1,560       73,380                                     74,940

Conversion of preferred stock ..      (3)  (99,059)     283,020       2,830       96,229                                         --
   into common stock

Preferred stock dividends ......                                                (134,419)                                  (134,419)

Capital contribution ...........                                                 764,678                                    764,678

Net loss and comprehensive
  loss .........................      --        --           --          --           --    (17,169,767)        --      (17,169,767)
                                 -------  --------  -----------  ----------  -----------   ------------    ---------   ------------
Balance, June 30, 2000 .........      25  $825,466   29,111,265    $291,113   $4,903,882   $(34,468,144)   $(189,450)  $(28,637,133)
                                 -------  --------  -----------  ----------  -----------   ------------    ---------   ------------

Conversion of preferred stock ..     (25) (825,466)   2,358,500      23,585      801,881                                         --
   into common stock

Exercise of warrants ...........                     14,362,897     143,629     (143,629)                                        --

Conversion of Class A
  Debentures ...................                     15,960,949     159,609    4,120,299      1,328,820                   5,608,728

Conversion of Class B
  Debentures ...................                      4,095,437      40,954    1,792,822        582,532                   2,416,308

Conversion of Class C
  Debentures ...................                     10,556,036     105,560    2,393,680        773,131                   3,272,371

Issuance of shares to L-3 ......                     93,450,164     934,502   15,697,529        367,969                  17,000,000

Elimination of preferred
  stock dividends ..............                                                 882,365                                    882,365

Debt repayment with common
  shares........................                        (51,724)       (517)         517                                         --

Stock subscriptions
  receivable ...................                                                 (35,000)                     35,000             --

Issuance of options for
  services......................                                                   4,800                                      4,800

Net loss and comprehensive
  loss .........................      --        --           --          --           --     (4,110,094)        --       (4,110,094)
                                 -------  --------  -----------  ----------  -----------   ------------    ---------   ------------
BALANCE, JUNE 30, 2001 .........       0  $      0  169,843,524  $1,698,435  $30,419,146   $(35,525,786)   $(154,450)  $ (3,562,655)
                                 =======  ========  ===========  ==========  ===========   ============    =========   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED  JUNE 30,
                                                                                     2001            2000
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss before preferred stock dividends ..........................   $ (4,110,094)   $(17,169,767)
                                                                                 ------------    ------------

          (Recovery) loss from discontinued operations .......................        (65,000)      6,392,547
          Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
                  Depreciation and amortization ..............................        544,852         465,461
                  Provision for doubtful accounts ............................           --            32,318
                  Accrued interest expense ...................................        128,196       1,906,784
                  Stock compensation expense .................................          4,800          59,940
                  Non-cash financing fee .....................................           --           764,678
                  Increase (decrease) in cash from:
                      Accounts receivable ....................................        251,362         (40,062)
                      Inventories ............................................          9,402         779,907
                      Prepaid expenses and other current assets ..............        (95,938)        (56,936)
                      Accounts payable and accrued expenses ..................     (3,535,016)      3,212,747
                      Other assets/liabilities ...............................            836         (15,304)
                                                                                 ------------    ------------

                                    Total adjustments ........................     (2,756,506)     13,502,080
                                                                                 ------------    ------------

          Net cash used in operating activities from continuing operations ...     (6,866,600)     (3,667,687)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of equipment and fixtures ................................     (1,260,580)       (304,844)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock .............................     17,000,000            --
          Proceeds from sale of debt .........................................           --         2,000,000
          Loan proceeds ......................................................           --         2,000,000
          Loans from stockholders ............................................         65,000         410,934
          Repayment of loans from stockholders ...............................     (1,059,852)        (91,681)
          Repayment of debt ..................................................     (5,282,520)        (36,538)
                                                                                 ------------    ------------

          Net cash provided by financing activities from continuing operations     10,722,628       4,282,715
                                                                                 ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS .....................................     (2,445,643)       (690,774)
                                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH ..............................................        149,805        (380,590)

CASH, beginning of period ....................................................         20,170         400,760
                                                                                 ------------    ------------

CASH, end of period ..........................................................   $    169,975    $     20,170
                                                                                 ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     LogiMetrics, Inc., a Delaware corporation ("LogiMetrics" and together with its subsidiary, mmTech, Inc., the "Company"), designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules that enable point-to-multipoint and point-to-point terrestrial and satellite-based wireless telecommunications services in frequency bands from 15 GigaHertz ("GHz") to 38 GHz. The Company's products allow telecommunications service providers to provide reliable and cost-effective data, voice and video communications links to their customers. The Company's products include solid-state power amplifiers, hub transmitters, receivers and transceivers, active repeaters, cell-to-cell relays, Internet access systems and other modules and subsystems.

     As shown in the consolidated financial statements, during the fiscal years ended June 30, 2001 and 2000, the Company incurred net losses and had negative cash flows from operating activities. At June 30, 2001, the Company had a working capital deficit. During the fiscal year ended June 30, 2001, the Company raised $17.0 million, and subsequent to June 30, 2001, raised an additional $2.2 million from the private sale of its common stock, par value $.01 per share (the "Common Stock") to L-3 Communications Corporation ("L-3"). The proceeds from this sale, and L-3's remaining commitment to purchase Common Stock, are being used to fund the Company's cash flow needs. Management believes that this remaining funding commitment from L-3 and the Company's existing backlog provides sufficient funding for its operations through the next fiscal year.

a.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of LogiMetrics and its wholly owned subsidiary, mmTech, Inc. ("mmTech"). All intercompany balances and transactions have been eliminated.

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

     The liability recorded related to the discontinued operations is as follows:

                                                                             Recovery on
                                           Balance at                      Settlement of          Balance at
                                         July 1, 2000          Payments      Liabilities       June 30, 2001
                                         ------------          --------      -----------       -------------
          Payment to Signal                $2,090,000        $2,090,000              $--                 $--
          Purchase order accruals             976,739                --               --             976,739
          Property lease accrual              524,991           143,567               --             381,424
          Legal and accounting                456,000           193,732           65,000             197,268
          Other                               766,132            18,344               --             747,788
                                              -------            ------               --             -------
          Total                            $4,813,862        $2,445,643          $65,000          $2,303,219
                                           ==========        ==========          =======          ==========

     Revenues generated by the New York Business during 2000 through the date of disposition (February 17, 2000) were approximately $1.0 million. This amount is not included in revenues as reported in the Consolidated Statements of Operations.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

h.   Long-Lived Assets

     The Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the related assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

i.   Fair Value of Financial Instruments

     At June 30, 2001, the carrying amount of the Company's financial instruments, including cash, accounts receivable, accounts payable and other accrued expenses and net liabilities of discontinued operations, approximated fair value because of their short-term maturities. Long-term borrowings bear interest at variable rates, which approximate market.

j.   Comprehensive Loss

     The Company's financial statements do not include a statement of comprehensive loss because the Company had no items of other comprehensive loss other than the net losses for all periods presented.

k.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The adoption of SFAS No. 133 on July 1, 2000 did not have a material effect on the consolidated financial statements of the Company.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provision of this statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

l.   Reclassifications

     Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

2.   TRANSACTION WITH L-3 COMMUNICATIONS CORPORATION

     In July 2000, the Company and L-3 entered into a Purchase Agreement, dated July 10, 2000 (the "Purchase Agreement"), pursuant to which, among other things, L-3 purchased 92.1 million shares (the "L-3 Shares"), or 53.5%, of the Company's Common Stock, for an aggregate purchase price of $15.0 million.

     Under the Purchase Agreement, L-3 agreed, subject to the satisfaction of certain conditions, to purchase up to an additional 3.3 million shares of Common Stock (the "Additional Shares") for $5.0 million. As of June 30, 2001, L-3 had acquired 1.3 million Additional Shares for an aggregate purchase price of $2.0 million. See Note 15.

     Pursuant to the terms of the Purchase Agreement, the Company granted to L-3 an option (the "L-3 Option") to acquire up to 5.6 million shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances). The L-3 Option is exercisable upon the purchase of all of the Additional Shares and expires ten years from the date of grant.

     In the Purchase Agreement, L-3 granted to the Company the option, exercisable by a majority of the entire Board of Directors of the Company, to cause L-3 to transfer without further consideration certain technology and other assets to the Company in connection with a Public Offering (as defined in the Purchase Agreement) upon the satisfaction of certain conditions. Pursuant to the Purchase Agreement, L-3 may, in its sole discretion, provide administration and other services and equipment (including team services, support services, facilities, tools and equipment) to the Company. L-3 has the right to bill the Company for such services and equipment at cost, including direct labor, direct material, other direct charges and expenses and overhead (including a corporate expense allocation charge equal to 1.5% of the Company's consolidated sales). During the fiscal year ended June 30, 2001, L-3 did not charge the Company for such services and equipment.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Under the Purchase Agreement, the Company may not, without the approval of either (i) those holders of Commons Stock (excluding L-3, entities controlled, directly or indirectly, by L-3 and executive officers (within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of L-3)) (the "Minority Stockholders") that represent not less than a majority of the outstanding Common Stock held by all such holders (a "Special Stockholder Majority") or (ii) a majority of the directors elected by certain security holders of the Company (the "Existing Holders"), effect the following extraordinary transactions: (A) certain mergers, consolidations or share exchanges, (B) the sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) the seeking of protection under applicable bankruptcy and insolvency laws, (D) the issuance, offer or sale of any shares of its capital stock or securities exercisable for, convertible into or otherwise giving the holder the right to obtain shares of capital stock (other than the issuance of shares and options pursuant to the Purchase Agreement, shares issuable upon the exercise or conversion of outstanding securities, the granting of certain options and rights to purchase Common Stock contemplated by the Purchase Agreement and shares of Common Stock issuable upon the exercise of such options and rights), (E) the amendment of its certificate of incorporation or by-laws if the terms of such amendment would conflict with the terms of the Purchase Agreement and the transactions contemplated thereby or would materially and adversely affect the rights of the Minority Stockholders,
(F) the amendment or modification of any of the provisions of the documents relating to the Purchase Agreement, (G) the entering into a Rule 13e-3 transaction (as defined in Rule 13e-3 promulgated under the Exchange Act), or
(H) the entering into, assumption or becoming bound by any agreement, instrument or understanding to do any of the foregoing or otherwise attempt to do any of the foregoing. In addition, L-3 agreed not to sell to a non-affiliated third party more than 53.3% of the L-3 Shares prior to December 31, 2001. The directors appointed by the Existing Holders have the right to enforce the provisions of the Purchase Agreement and to otherwise act on behalf of the Company with respect to the Purchase Agreement and the other documents relating thereto. These provisions expire upon the earlier of (i) the consummation of a Public Offering and (ii) the date upon which the Existing Holders collectively cease to own at least 10% of the outstanding Common Stock (as determined pursuant to the provisions of the Purchase Agreement).

     In connection with the L-3 investment, the holders of approximately $11.3 million of indebtedness, the holders of the Company's previously issued preferred stock and the holders of certain warrants exchanged their securities for an aggregate of 45.2 million shares of Common Stock. Any gain associated with the conversion of the indebtedness is treated as a dividend and charged to accumulated deficit.

     The transactions described above are collectively referred to as the "Transaction."

     In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"). Pursuant to the terms of the Stockholders Agreement, the number of directors constituting the Board of Directors was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board of Directors so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined). Pursuant to the terms of the Stockholders Agreement, the Existing Holders designated as directors Messrs. Jean-Francois Carreras, Norman M. Phipps and Jay B. Langner and L-3 designated as directors Messrs. Frank C. Lanza, Robert V. LaPenta, Christopher C. Cambria and John S. Mega. Subsequent to June 30, 2001, Messrs. Carreras and Phipps resigned as directors of the Company.

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

     Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of their outstanding debt securities and warrants, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration and other rights and consented to the Transaction.

     The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Public Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company, (iii) the consummation of a "Company Sale" (as defined in the Stockholders Agreement) approved by a Special Director Majority (as defined in the Stockholders Agreement) or a Special Stockholder Majority in accordance with the Purchase Agreement, and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

     In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Registration Rights Agreement. See Note 9.

     In connection with the Transaction, the Company entered into employment agreements with Messrs. Charles S. Brand and Norman M. Phipps. See Note 11.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Frank A. Brand, Jean-Francois Carreras and Mark B. Fisher, former directors of the Company. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. Options to purchase an aggregate of 6.6 million shares of Common Stock also were issued under the LogiMetrics, Inc. 1997 Stock Compensation Program (the "Stock Compensation Program") to certain employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction. All of such options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. See Note 9.

     In addition, pursuant to the Transaction, options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3 and certain of the Existing Holders (with each such party having the ability to direct all or part of its options to certain parties). Options to acquire 129,282 shares were directed to Mr. Phipps. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant. See Note 9.

3.   INVENTORIES

     Inventories at June 30, 2001 consist of raw material and components.

4.   SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

                                                                                                YEAR ENDED JUNE 30,
                                                                                              2001              2000
                                                                                            --------          --------
     Interest paid  ................................................................        $693,553          $180,254
     Non-cash transactions:
         Machinery and equipment purchased under capital lease .....................       1,189,853            29,831
         Preferred stock dividends .................................................              --           134,419


5.   PROPERTY PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows at June 30, 2001:

     Machinery and equipment  ......................................................           $2,661,038
     Furniture and fixtures  .......................................................               31,598
     Leasehold improvements  .......................................................              819,258
                                                                                                  -------
         Gross property, plant and equipment  ......................................            3,511,894
     Less: accumulated depreciation and amortization ...............................           (1,029,997)
                                                                                               -----------
         Property, plant and equipment, net ........................................           $2,481,897
                                                                                               ==========

     Depreciation expense totaled approximately $400,000 and $300,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

6.   ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

     Accounts payable and other accrued expenses consist of the following at June 30, 2001:

     Accounts payable  ........................................................                  $252,102
     Accrued professional fees ................................................                   221,982
     Accrued payroll  .........................................................                    61,420
     Accrued vacation pay .....................................................                   241,584
     Customer deposits ........................................................                   121,010
     Accrued settlement costs .................................................                   311,841
     Accrued purchase order costs .............................................                   121,588
     Other accrued expenses ...................................................                   439,655
                                                                                                  -------
         Accounts payable and other accrued expenses  .........................                $1,771,182
                                                                                               ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2001:

     Bridge notes  ............................................................                $1,128,195
     Capital lease obligations  ...............................................                 1,159,862
                                                                                                ---------
         Total debt  ..........................................................                 2,288,057
     Less:  current portion ...................................................                   544,140
                                                                                                  -------
         Long-term debt .......................................................                $1,743,917
                                                                                               ==========

SENIOR DEBT

     In September 1999, the Company borrowed an aggregate of $1.0 million from a group of institutional investors (the "Lenders"). The loan is secured by all the assets of the Company and is evidenced by the Negotiable Secured Senior Subordinated Promissory Notes due March 7, 2000, such maturity date extended to October 1, 2002 in connection with the Transaction (the "Bridge Notes"). The Bridge Notes bear interest at a rate of 13% per annum and are secured by a security interest in all of the Company's assets. As consideration for the purchase of the Bridge Notes, Mr. Charles S. Brand, the Company's Chairman at that time, transferred to the Lenders an aggregate of 3.0 million shares of the Company's Common Stock owned by him. Accordingly, a financing fee and a capital contribution of approximately $800,000 was recorded by the Company in fiscal 2000. Each capital lease obligation is collateralized by the equipment underlying each respective lease.

     At June 30, 2001, principal payments due on all long-term debt consist of the following:

     Fiscal year ending June 30, 2002.................................  $544,140
     Fiscal year ending June 30, 2003................................. 1,555,070
     Fiscal year ending June 30, 2004.................................   188,847
                                                                      ----------
                                                                      $2,288,057
                                                                      ==========

8.   INCOME TAXES

     The (benefit from) provision for income taxes consists of the following:

     YEAR ENDED JUNE 30, 2001                                                     FEDERAL              STATE             TOTAL
                                                                                  -------              -----             -----
     Current  ........................................................               $ --              $ --               $ --
     Deferred ........................................................         (1,043,271)          (240,516)       (1,283,837)
     Valuation allowance .............................................          1,043,271            240,516         1,283,837
                                                                                ---------            -------         ---------
                                                                                     $ --               $ --              $ --
                                                                                     ====               ====              ====

     YEAR ENDED JUNE 30, 2000                                                     FEDERAL              STATE             TOTAL
                                                                                  -------              -----             -----

     Current .........................................................               $ --               $ --              $ --
     Deferred.........................................................         (5,909,349)        (1,362,626)       (7,271,975)
     Valuation allowance .............................................          5,909,349          1,362,626         7,271,975
                                                                                ---------          ---------         ---------
                                                                                     $ --               $ --              $ --
                                                                                     ====               ====              ====

     The following is a summary of deferred tax assets as of June 30, 2001:

     Current Deferred Taxes:
             Inventory ...............................................           $489,814
             Accounts receivable .....................................             62,198
             Accrued expenses ........................................            931,376
             Signal settlement  ......................................          (367,336)
                                                                                ---------
             Total current  ..........................................          1,141,796
                                                                                ---------
     Non-Current Deferred Taxes:
             Depreciation ............................................            134,880
             NOL carry-forwards.......................................         14,155,741
                                                                               ----------
             Total non-current........................................         14,290,621
                                                                               ----------

     Total deferred tax assets........................................         15,432,417
     Valuation allowance..............................................        (15,432,417)
                                                                              -----------
     Net deferred tax assets..........................................               $ --
                                                                                     ====

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As of June 30, 2001, the Company had net operating loss carry-forwards of $33.8 million available to be used to offset future income. Such loss carry-forwards expire between 2012 and 2020.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                         % OF PRETAX EARNINGS
                                                                          YEARS ENDED JUNE 30,
                                                                            2001       2000
                                                                            ----       ----

     Federal statutory tax rate  ......................................    (34.0)%    (34.0)%
     Net operating loss not producing a current tax benefit............     34.0       34.0
                                                                            ----       ----
     Effective income tax rate ........................................       --%        --%
                                                                             ===        ===

9.   STOCKHOLDERS' DEFICIENCY

a.   Common and Preferred Stock

     At June 30, 2001, the Company had outstanding 169,843,524 shares of Common Stock and no shares of its preferred stock. In addition, at June 30, 2001, the Company had 28,444,902 shares of Common Stock reserved for issuance pursuant to stock options and warrants outstanding as of that date.

b.   Stock Options

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation to Employees," the Company's net loss attributable to common stockholders and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                      2001                             2000
                                                                                      ----                             ----
                                                                                As             Pro                As            Pro
                                                                          Reported           Forma          Reported          Forma
                                                                          --------           -----          --------          -----
Net loss attributable to common stockholders .................        $(4,110,094)    $(4,739,898)     $(17,304,186)  $(17,327,948)
Net loss per share - basic and diluted .......................             $(0.03)         $(0.03)          $(0.60)        $(0.60)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. In the fiscal years ended 2001 and 2000, there were options to purchase 25.3 million and 20,000 shares of the Company's Common Stock granted, respectively. The options granted during fiscal 2000 were forfeited during that fiscal year. The weighted average fair value of options granted using the Black-Scholes option pricing model during fiscal 2001 was $0.16 per share.

                                                                         2001            2000
                                                                         ----            ----
     Dividend yield .........................................              --              --
     Expected volatility.....................................          279.0%           45.8%
     Risk-free interest rate.................................            5.4%            5.2%
     Expected option lives, in years.........................             8.3             8.4

     In May 1997, the Company adopted the Stock Compensation Program which authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). A total of 12.7 million shares of Common Stock are reserved for issuance in connection with the Stock Compensation Program, of which up to 12.5 million shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In the event that an option or award granted under the Stock Compensation Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Stock Compensation Program.

          A summary of the status of the Stock Compensation Program and options granted outside the Stock Compensation Program at June 30, 2001 and June 30, 2000 is presented below:

                                                                           2001                                  2000
                                                                           ----                                  ----
                                                                                     WEIGHTED                              WEIGHTED
                                                                       WEIGHTED       AVERAGE                WEIGHTED       AVERAGE
                                                          SHARES        AVERAGE     REMAINING      SHARES     AVERAGE     REMAINING
STOCK COMPENSATION PROGRAM                            UNDERLYING       EXERCISE   CONTRACTUAL  UNDERLYING    EXERCISE   CONTRACTUAL
--------------------------                               OPTIONS          PRICE          LIFE     OPTIONS       PRICE          LIFE
                                                         -------          -----          ----     -------       -----          ----
Outstanding at beginning of year..................     2,310,800        $  0.55       7 Years   2,736,000     $  0.55       7 Years
Granted...........................................     6,551,739           0.54      10 Years      40,000        0.48       8 Years
Forfeited ........................................        38,500           0.55           N/A     465,200        0.55           N/A
                                                          ------                                  -------

Outstanding at end of year........................     8,824,039        $  0.54       8 Years   2,310,800     $  0.55       7 Years
                                                       =========                                =========

Exercisable at end of year........................     2,272,300        $  0.55       6 Years   2,140,800     $  0.55       7 Years
                                                       =========                                =========


STOCK OPTIONS OUTSIDE THE STOCK COMPENSATION PROGRAM
----------------------------------------------------

Outstanding at beginning of year .................       750,000        $  0.57       2 Years     750,000     $  0.57       3 Years
Founder options granted...........................    12,665,308           0.54       9 Years          --         N/A           N/A
Other options granted.............................     6,105,555           0.54       9 Years          --         N/A           N/A
                                                       ---------                                       --

Outstanding at end of year........................    19,520,863         $ 0.54       9 Years     750,000     $  0.57       2 Years
                                                      ==========                                  =======

Exercisable at end of year........................    19,520,863        $  0.54       9 Years     750,000     $  0.57       2 Years
                                                      ==========                                  =======

c.   Warrants

     As of June 30, 2001, the Company had outstanding its Common Stock Purchase Warrants, Series J (as amended, the "Series J Warrants"), which were issued in October 1998 in connection with the renewal and extension of the Company's lending facility with North Fork Bank and as of June 30, 2001 were exercisable for an aggregate of 100,000 shares of Common Stock at an exercise price of $0.55 per share (subject to adjustment in certain circumstances). The Series J Warrants expire on January 1, 2003. The fair value of the Series J Warrants was estimated on the date of issuance using the Black-Scholes option pricing model. The significant assumptions used to value the Series J Warrants included a risk free rate of 6.4%, an annualized variability of daily return of 45.8% and a fair value of the Common Stock underlying the Series J Warrants of $0.34. These assumptions resulted in an aggregate fair value of $0 for the Series J Warrants; therefore, no compensation expense was recorded.

d.   Stock Subscriptions Receivable

     As of June 30, 2001, two former officers of the Company owed the Company $97,850 and $56,600 for Common Stock purchased from the Company. By agreement, such amounts are payable at the rate of $.25 per common share as shares are sold.

e.   Registration Rights

     In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In addition, if the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

10.  LOSS PER SHARE

     The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each of the years presented. The loss per share calculations for 2001 and 2000 do not give effect to common stock equivalents because they would have an antidilutive effect.

11.  COMMITMENTS AND CONTINGENCIES

a.   Lease Agreements

     The Company is obligated under several non-cancelable leases for office space and equipment rentals. Annual minimum lease payments under non-cancelable operating leases as of June 30, 2001 were as follows:

     Fiscal year ending June 30, 2002...............................    $387,537
     Fiscal year ending June 30, 2003...............................     385,255
     Fiscal year ending June 30, 2004...............................     265,443
     Fiscal year ending June 30, 2005...............................       2,817
                                                                      ----------
          Total  ...................................................  $1,041,052
                                                                      ==========

     Rent expense for continuing operations for the fiscal years ended June 30, 2001 and 2000 approximated $200,000 and $300,000, respectively.

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.   Employment Agreements

     In connection with the Transaction, the Company entered into employment agreements (the "Employment Agreements") with Charles S. Brand and Norman M. Phipps. Pursuant to the Employment Agreements, Mr. Brand and Mr. Phipps each receive an annual base salary of $210,000. The base salary is subject to periodic increases at the discretion of the Board of Directors. Under his Employment Agreement, Mr. Phipps was granted an option to acquire 750,000 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the "Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, as defined, ten years from the date of grant. Under the Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2,000 per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

c.   Legal Proceedings

     From time to time, the Company is subject to routine claims incidental to the operation of its business. Management believes that none of such litigation will have a material adverse effect upon the Company's results of operations or financial condition.

12.  MAJOR CUSTOMERS

     One customer accounted for 53% and 60% of revenues for the years ended June 30, 2001 and 2000, respectively. Another customer accounted for 69% of the Company's accounts receivable at June 30, 2001.

     Sales to customers in Canada accounted for 92% and 95% of revenues for the fiscal years ended June 30, 2001 and 2000, respectively.

13.  PENSION PLAN

     The Company had one defined contribution plan covering eligible full-time employees as of June 30, 2001. Participation in the plan is voluntary and participants may contribute up to 15% of their compensation, subject to federal limitations. The mmTech, Inc. 401(k) Plan and Trust (the "mmTech Plan") provides for a Company match of 5% of participant contributions, and a discretionary amount based on profitability. Discretionary Company contributions are vested ratably over a six-year period. Company contributions totaled $4,000 for both the fiscal years ended June 30, 2001 and 2000 under the mmTech Plan. The Company made no discretionary contributions to the mmTech Plan in the fiscal years ended June 30, 2001 and 2000.

14.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Mr. Brand lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The amount advanced by Mr. Brand was $1.0 million at July 12, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company agreed to pay interest on the unpaid advances at a rate of 7.0% per annum. Mr. Brand's advances were repaid with a portion of the net proceeds of the Transaction.

     Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). During the fiscal year ended June 30, 2001, the Company sublet space from ACC and incurred rent expense of $11,000. Employees of the Company perform services for ACC and employees from ACC perform services for the Company from time to time. The Company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $36,000 and $126,000 and the Company incurred no expense and $5,000 for the fiscal years ending June 30, 2001 and June 30, 2000, respectively. At June 30, 2001, ACC owed the Company approximately $11,000.

15.  SUBSEQUENT EVENT

     On July 5, 2001 and October 1, 2001, L-3 acquired an aggregate of 1.4 million Additional Shares for an aggregate purchase price of $2.2 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information as of August 31, 2001 regarding the Company's executive officers and directors as of June 30, 2001.

NAME                                   AGE      POSITION WITH THE COMPANY
----                                   ---      -------------------------
John S. Mega                           48       Acting President and Director
Charles S. Brand                       61       Senior Vice President of Technology and Acting General Manager --
                                                New Jersey Operations
Christopher C. Cambria                 43       Vice President, Secretary and Director
James C. Ebbesen                       41       Controller
James R. Meckstroth(1)                 51       Senior Vice President - Operations
Norman M. Phipps(2)                    41       Senior Vice President of Administration and Director
Jean-Francois Carreras(3)              51       Director
Jay B. Langner                         72       Director
Frank C. Lanza                         69       Director
Robert V. LaPenta                      56       Director

------------------
     (1) Mr. Meckstroth's employment terminated in August 2001.
     (2) Mr. Phipps resigned as a director in August 2001.
     (3) Mr. Carreras resigned as a director in August 2001.

     John S. Mega. Mr. Mega has been Acting President of the Company since July 2000 and a director of the Company since September 2000. Mr. Mega has been a Vice President of L-3 and President of L-3's Microwave Group since April 1997. From April 1996, when Loral Space & Communications, Ltd ("Loral") was acquired by Lockheed Martin Corporation ("Lockheed Martin") until April 1997, Mr. Mega was a Vice President and Chief Financial Officer of Lockheed Martin's Tactical Defense Systems business. Prior to the April 1996 acquisition of Loral, Mr. Mega was a Corporate Group Controller for Loral.

     Charles S. Brand. Mr. Brand has been the Company's Senior Vice President of Technology and Acting General Manager -- New Jersey Operations since July 2000. From March 1998 until July 2000, Mr. Brand served as the Company's Chairman of the Board of Directors and Chief Technical Officer. From April 1997 to March 1998, Mr. Brand was the Chairman and Chief Executive Officer of the Company. From February 1994 to April 1997, Mr. Brand was the President of mmTech prior to its acquisition by the Company. Prior to founding mmTech, Mr. Brand was the founder and President of Trontech, Inc., a manufacturer of solid state amplifiers used in military applications and wireless equipment for the cellular and PCS markets, which was subsequently sold in December 1986 to Dynatech Corporation. Mr. Brand has been involved in the development of broadband wireless telecommunications systems for over twelve years.

     Christopher C. Cambria Mr. Cambria has been the Secretary of the Company since July 2000 and a director of the Company since September 2000. Mr. Cambria has been a Senior Vice President, Secretary and General Counsel of L-3 since March 2001. From June 1997 until February 2001, Mr. Cambria was a Vice President, Secretary and General Counsel of L-3. From 1994 until joining L-3, Mr. Cambria was an associate with Fried, Frank, Harris, Shriver & Jacobson. From 1986 until 1993, he was an associate with Cravath, Swaine & Moore.

     James C. Ebbesen. Mr. Ebbesen has been the Controller of the Company since April 1997. From 1992 until joining the Company, Mr. Ebbesen served as District Controller for Laidlaw Transit, Inc., a transportation service provider.

     James R. Meckstroth. From December 1998 until August 2001, Mr. Meckstroth served as the Company's Senior Vice President -- Operations. Mr. Meckstroth acted as a consultant to the Company from July 1998 to December 1998. From August 1997 to July 1998, Mr. Meckstroth served as Senior Vice President - Global Operations for Glenayre Electronics, Inc. From July 1994 to August 1997, Mr. Meckstroth was Vice President of Engineering for Glenayre's Wireless Messaging Group.

     Norman M. Phipps. Mr. Phipps has been the Company's Senior Vice President of Administration since July 2000. From March 1996 until August 2001, Mr. Phipps also served as a director of the Company. From April 1997 until July 2000, Mr. Phipps served as President and Chief Operating Officer of the Company and from March 1998 to July 2000 also served as the Company's interim Chief Financial Officer. From May 1996 to April 1997, Mr. Phipps served as Chairman of the Board of Directors and Acting President of the Company. Prior to May 1996, Mr. Phipps was a private investment adviser. Mr. Phipps is a director of Avery Communications, Inc., a telecommunications service company providing billing and collection services for inter-exchange carriers and long-distance resellers.

     Jean-Francois Carreras. Mr. Carreras was a director of the Company from April 1997 until his resignation in August 2001. Since October 1994, Mr. Carreras has been a partner in the Paris law firm of Sokolow, Dunaud, Mercadier and Carreras. From October 1994 to July 1995, Mr. Carreras was also a partner in the law firm of Arent, Fox, Kintner, Plotkin & Kahn.

     Jay B. Langner. Mr. Langner has been a director of the Company since July 2000. Mr. Langner has been the Honorary Chairman of Hudson General Corporation (an aviation services company) since April 1999. From 1961 to 1999, Mr. Langner served in various capacities for Hudson General, including Chairman and Chief Executive Officer. Mr. Langner has been the Chairman of Montefiore Medical Center since 1986 and is a director of the Gregorian University Foundation and a trustee of the Orpheus Chamber Orchestra. Mr. Langner also serves as a director of Petroquest Energy, Inc.

     Frank C. Lanza. Mr. Lanza has been a director of the Company since September 2000. Mr. Lanza has been the Chairman and Chief Executive Officer and Director of L-3 since April 1997. From April 1996, when Loral was acquired by Lockheed Martin, until April 1997, Mr. Lanza was Executive Vice President of Lockheed Martin, a member of Lockheed Martin's Executive Council and Board of Directors and President and Chief Operating Officer of Lockheed Martin's command, control, communications and intelligence ("C(3)I") and Systems Integration Sector, which comprised many of the businesses Lockheed Martin acquired from Loral. Prior to the April 1996 acquisition of Loral, Mr. Lanza was President and Chief Operating Officer of Loral, a position he held since 1981.

     Robert V. LaPenta. Mr. LaPenta has been a director of the Company since September 2000. Mr. LaPenta has been the President and Chief Financial Officer and Director of L-3 since April 1997. From April 1996 until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin's C(3)I and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, Mr. LaPenta was Loral's Senior Vice President and Controller, a position he held since 1981. Mr. LaPenta is on the Board of Trustees of Iona College and The American College of Greece, and is a director of Core Software.

     Each director serves until the next annual meeting of stockholders or until his successor is duly elected and qualified.

     The Board of Directors directs the management of the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and three standing committees: the Audit Committee, Compensation Committee, and Executive Committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues. The Company does not have a separate, standing nominating committee; however, the Board of Directors performs the functions of such committee.

     The Company's former Board of Directors held one meeting prior to the Transaction in order to approve the Transaction. All of the directors of the Company at the time attended such meeting. Subsequent to the Transaction, the Company's new Board of Directors did not meet and did not hold any committee meetings during fiscal year 2001.

     The three standing committees of the Board of Directors are described below:

     Audit Committee. The Audit Committee makes recommendations to the Board of Directors with respect to the independent auditors of the Company's financial statements, reviews the scope of the annual audit and meets periodically with the Company's independent auditors to review their findings and recommendations, reviews quarterly financial information and earnings releases prior to public dissemination, approves major accounting policies and changes thereto and periodically reviews the Company's principal internal accounting controls to assure that the Company maintains an appropriate system of financial control. The Audit Committee did not meet during fiscal 2001.

     Compensation Committee. The Compensation Committee periodically reviews and determines the amount and form of compensation and benefits payable to the Company's principal executive officers and certain other management personnel. The Compensation Committee also administers certain of the Company's employee benefit plans. The Compensation Committee did not meet during fiscal 2001.

     Executive Committee. The Executive Committee exercises such authority as is delegated to it from time to time by the full Board of Directors. The Executive Committee did not meet during fiscal 2001.

     Since there have been no meetings of the Board of Directors subsequent to the Transaction, the membership of these committees has not been determined.

     The Company currently does not regularly compensate directors for their service to the Company. However, directors are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company.

     Pursuant to the terms of the Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 20,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. In connection with the Transaction, the directors who were entitled to receive such options waived their year 2000 option grant. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value of the underlying shares of Common Stock on the date of grant. See "Stock Compensation Program."

RIGHT TO DESIGNATE DIRECTORS

     In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Stockholders Agreement, dated July 10, 2000 (the "Stockholders Agreement"). Pursuant to the terms of the Stockholders Agreement, the number of directors constituting the Board of Directors was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board of Directors so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined). Pursuant to the terms of the Stockholders Agreement, the Existing Holders designated as directors Messrs. Carreras, Phipps and Langner and L-3 designated as directors Messrs. Lanza, LaPenta, Cambria and Mega.

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

     Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of their outstanding debt securities and warrants, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration and other rights and consented to the Transaction.

     The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Public Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company, (iii) the consummation of a "Company Sale" (as defined in the Stockholders Agreement) approved by a Special Director Majority (as defined in the Stockholders Agreement) or a Special Stockholder Majority in accordance with the Purchase Agreement, and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Prior to the Transaction, the Company's Compensation Committee was comprised of Dr. Brand and Mr. Carreras. Dr. Brand resigned as a director in connection with the Transaction. Mr. Carreras resigned as a director in August 2001.

     No executive officer of the Company and no member of the Compensation Committee during fiscal 2001 is a member of any other business entity that has an executive officer that sits on the Company's Board of Directors or on the Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the Company's directors and executive officers and persons holding more than 10% of a registered class of the Company's equity securities are required to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely upon a review of such reports and any amendments thereto which have been furnished to the Company, the Company believes that all of such reporting persons complied with all applicable Section 16(a) filing requirements in respect of the fiscal year ended June 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information relating to compensation paid to certain executive officers of the Company for services performed during the fiscal year ended June 30, 2001 (collectively, the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE (1)
                               ANNUAL COMPENSATION

                                                                                                       LONG-TERM
                                                                                                    COMPENSATION
                                                                                OTHER ANNUAL          SECURITIES        ALL OTHER
                                                SALARY              BONUS       COMPENSATION          UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION       FISCAL YEAR      ($)               ($)                ($)      OPTIONS/SARS(#)              ($)
---------------------------       -----------      ---               ---                ---      ---------------              ---
John S. Mega                      2001                 (2)           (2)                 --            300,000                 --
Acting President

Charles S. Brand                  2001           $ 419,734(3)    $31,500                  *                 --                 --
Senior Vice President of          2000           $  96,154(3)         --                  *                 --                 --
Technology and Acting             1999           $ 100,000(3)         --                  *                 --                 --
General Manager -- New
Jersey Operations

Norman M. Phipps                  2001           $ 304,058(4)    $31,500                  *           750,000(5)        $1,775(6)
Senior Vice President             2000           $ 108,251(4)         --                  *                 --          $1,775(6)
of Administration                 1999           $ 150,000            --                  *                 --          $1,775(6)

James R. Meckstroth(7)            2001           $ 169,192(8)    $36,362                  *            740,000                 --
Senior Vice                       2000           $ 147,310(8)         --                  *                 --                 --
President -- Operations           1999           $ 102,327(9)         --                  *            260,000                 --

Erik S. Kruger(10)                2001           $ 149,765(11)   $21,433                  *            400,000                 --
Vice President -- Finance and     2000           $ 108,869            --                  *                 --                 --
Administration                    1999           $ 116,858            --                  *                 --                 --

Christopher C. Cambria            2001            (12)              (12)                 --                 --                 --
Vice President and Secretary


-------------------------

* Represents less than the lesser of $50,000 or 10% of salary and bonus for each Named Executive Officer.

     (1) The Company did not grant any stock appreciation rights or restricted stock and did not make any long-term incentive payments during the period covered by the Summary Compensation Table.

     (2) Mr. Mega is a full-time employee of L-3 and is not separately compensated for services rendered to the Company.

     (3) Mr. Brand deferred salary of $103,846 during fiscal 2000 and $100,000 during fiscal 1999. All of such amounts were paid upon consummation of the Transaction.

     (4) Mr. Phipps deferred salary of $72,518 during fiscal 2000, all of which was paid upon consummation of the Transaction.

     (5) Excludes options covering an aggregate of 129,282 shares designated to Mr. Phipps. See Item 12. Certain Relationships and Related Transactions.

     (6) Represents life insurance premiums for which Mr. Phipps was reimbursed by the Company.

     (7)    Mr. Meckstroth's employment with the Company terminated in August
            2001.

     (8) Mr. Meckstroth deferred salary of $3,192 during fiscal 2000, all of which was paid upon consummation of the Transaction.

     (9) Includes consulting fees paid to Mr. Meckstroth prior to his employment by the Company in December 1998.

     (10)   Mr. Kruger's employment with the Company terminated in April 2001.

     (11) Mr. Kruger deferred salary of $19,765 during fiscal 2000, all of which was paid upon consummation of the Transaction.

     (12) Mr. Cambria is a full-time employee of L-3 and is not separately compensated for services rendered to the Company.

FISCAL YEAR-END OPTION GRANTS

The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers during the fiscal year ended June 30, 2001:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                        NUMBER OF                 % OF TOTAL
                                                       SECURITIES               OPTIONS/SARS
                                                       UNDERLYING                 GRANTED TO    EXERCISE OR
                                                     OPTIONS/SARS               EMPLOYEES IN     BASE PRICE        EXPIRATION
NAME                                                  GRANTED (#)           FISCAL YEAR (2)       ($/SHARE)              DATE
----                                                  -----------           ----------------      ---------              ----
John S. Mega ...............................              300,000                       4.6%          $0.54     July 10, 2010

Charles S. Brand ...........................                   --                         --             --                --

Norman M. Phipps ...........................              750,000 (3)                  11.5%          $0.54     July 10, 2010

James R. Meckstroth ........................              740,000                      11.3%          $0.54     July 10, 2010

Erik S. Kruger .............................              400,000                       6.1%          $0.54     July 10, 2010

Christopher C. Cambria .....................                   --                         --             --                --

James C. Ebbesen ...........................               50,500                       0.8%          $0.54     July 10, 2010

------------------

     (1) The Company did not grant stock appreciation rights during the fiscal year ended June 30, 2001.
     (2) Includes options covering an aggregate of 2.3 million shares issued to employees of L-3 pursuant to the Stock Compensation Program.
     (3) Excludes options covering an aggregate of 129,282 shares designated to Mr. Phipps. See Item 12. Certain Relationships and Related Transactions.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held by such Named Executive Officers as of June 30, 2001. No stock options were exercised during the fiscal year ended June 30, 2001.

                                      NUMBER OF SECURITIES UNDERLYING
                                        UNEXERCISED OPTIONS AT FISCAL
                                                             YEAR-END
NAME                                  (#)EXERCISABLE/UNEXERCISABLE(1)
----                                  -------------------------------

John S. Mega ....................................     300,000/200,000
Charles S. Brand.................................            20,000/0
Norman M. Phipps.................................   1,704,282/500,000
James R. Meckstroth..............................   1,000,000/643,333
Christopher C. Cambria...........................                 0/0
James C. Ebbesen.................................      105,500/33,667

     (1) Based on an estimated market value of $0.16 per share for the Common Stock on June 30, 2001, no outstanding options held by any of the Named Executive Officers were in-the-money.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

     In connection with the Transaction, the Company entered into employment agreements (the "Employment Agreements") with Messrs. Brand and Phipps. Pursuant to the Employment Agreements, Mr. Brand and Mr. Phipps each receive an annual base salary of $210,000. The base salary is subject to periodic increases at the discretion of the Board of Directors. Under his Employment Agreement, Mr. Phipps was granted an option to acquire 750,000 shares of Common Stock at an exercise price of $0.54 per share (subject to adjustment in certain circumstances) (the

"Phipps Option"). The Phipps Option vests in equal installments of one-third per year and expires, subject to earlier termination, as defined, ten years from the date of grant. Under the Employment Agreements, the Company agreed to reimburse Mr. Brand and Mr. Phipps for the costs of maintaining a $1.0 million term-life insurance policy for the benefit of each of Mr. Brand and Mr. Phipps, subject to a cap of $2,000 per annum. Mr. Brand and Mr. Phipps also are entitled to participate in certain compensation and employee benefit plans maintained by the Company. In the event of the termination of employment by the Company (other than upon death, permanent disability or a termination for "Cause" (as defined in the Employment Agreements)) or a termination of employment by the employee for "Good Reason" (as so defined), each of Mr. Brand and Mr. Phipps would be entitled to receive his then-current base salary for a period equal to the greater of (i) the remainder of the term of his employment agreement, and (ii) 12 months (in the case of Mr. Brand) or six months (in the case of Mr. Phipps) from the effective date of termination. The Phipps Option will vest immediately upon a termination of employment giving Mr. Phipps the right to continue to receive his base salary as described above or upon the occurrence of a "Change in Control Event" (as defined in the Phipps Option). The Employment Agreements also contain certain non-competition, confidentiality and intellectual property ownership covenants.

STOCK COMPENSATION PROGRAM

     In May 1997, the Company adopted the Stock Compensation Program in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Transaction, the number of shares of Common Stock reserved for issuance under the Stock Compensation Program was increased to 12.7 million, of which up to 12.5 million shares may be issued under the Employee Plans and up to 150,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Compensation Committee of the Board of Directors (the "Administrator").

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

TRANSACTION OPTION GRANTS

     Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Frank A. Brand, Jean-Francois Carreras and Mark B. Fisher, former directors of the Company. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant. In addition, as described above under "Employment Agreements and Compensation Arrangements," Mr. Phipps received an option to acquire

750,000 shares of Common Stock in connection with the execution of his new employment agreement. Options to purchase an aggregate of 8.9 million shares of Common Stock also were issued under the Stock Compensation Program to certain other employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction. All of such options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant. Pursuant to this grant, Mr. James Meckstroth and Mr. Erik Kruger received options to acquire 740,000 shares and 400,000 shares of Common Stock, respectively.

     In addition, pursuant to the Transaction, options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3 and certain of the Existing Holders (with each such party having the ability to direct all or part of its options to certain parties). Options to acquire 129,282 shares were directed to Mr. Phipps. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Management.

     The following table sets forth information as of June 30, 2001 with respect to beneficial ownership of the Common Stock by (i) each person serving as a director on June 30, 2001, (ii) each Named Executive Officer serving as an officer at June 30, 2001, and (iii) all executive officers and directors as of June 30, 2001 as a group. The current mailing address of each person other than Messrs. Lanza, LaPenta and Cambria is c/o LogiMetrics, Inc., 435 Moreland Road, Hauppauge, New York 11788. The current mailing address of Messrs. Lanza, LaPenta and Cambria is c/o L-3 Communications Corporation, 600 Third Avenue, New York, New York 10016.

                                                                        AMOUNT AND
NAME OF                                                                  NATURE OF      PERCENT OF
BENEFICIAL OWNER                                                     OWNERSHIP (1)           CLASS
----------------                                                     -------------           -----
Charles S. Brand .........................................             16,906,810   (2)      9.95%

Norman M. Phipps  ........................................              3,740,347   (3)       2.2%

James R. Meckstroth ......................................                356,667   (4)          *

Frank C. Lanza ...........................................                     --   (5)         --

Robert V. LaPenta ........................................                     --   (5)         --

Jean-Francois Carreras ...................................                217,017   (6)          *

Christopher C. Cambria ...................................                     --   (5)         --

Jay B. Langner ...........................................                200,000   (7)          *

John S. Mega .............................................                100,000   (5) (8)      *

James C. Ebbesen .........................................                 71,833   (9)          *
                                                                           ------                -

All executive officers and directors
as a group (10 persons)  .................................             11,592,674            12.6%


*    Less than 1%

(1) Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. Includes shares of Common Stock, which the individual has the right to acquire within 60 days of June 30, 2001.

(2) Includes (i) 10,000,000 shares of Common Stock held by a limited liability company, the members of which consist of Mr. Brand and members of his family, and (ii) 20,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(3) Includes 1,204,282 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(4) Consists of 356,667 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(5) Excludes shares beneficially owned by L-3, as to which Messrs. Lanza, LaPenta, Cambria and Mega disclaim beneficial ownership.

(6) Includes 190,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(7) Consists of 200,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(8) Consists of 100,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

(9) Consists of 71,833 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of June 30, 2001.

     Other Beneficial Owners.

     The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock, as of June 30, 2001, by each beneficial owner of more than five percent of the outstanding Common Stock (calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder). Except as otherwise indicated, the entity listed below has sole voting and investing power with respect to all shares of Common Stock beneficially owned by it.

                                            AMOUNT AND NATURE
                                                OF BENEFICIAL           PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNERSHIP (1)           OF CLASS
------------------------------------            -------------           --------
L-3 Communications Corporation                107,781,659 (2)              58.5%
  600 Third Avenue
  New York, NY 10016


     (1) Includes shares of Common Stock which the entity has the right to acquire within 60 days of June 30, 2001.

     (2) Includes (i) 2,000,000 shares of Common Stock issuable upon the exercise by L-3 of its right to acquire the Additional Shares, (ii) 5,555,555 issuable upon the exercise of the L-3 Option, and (iii) 6,775,940 shares of Common Stock issuable upon the exercise of stock options granted to L-3 which are exercisable within 60 days of June 30, 2001.

See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act -- Right to Designate Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATED PARTY TRANSACTIONS

     DIRECTORS AND OFFICERS

     Mr. Brand lent certain amounts to mmTech on an as-needed basis to fund a portion of mmTech's working capital requirements. The amount advanced by Mr. Brand was $1.0 million at July 12, 2000. Pursuant to an agreement between Mr. Brand and the Company, the Company agreed to pay interest on the unpaid advances at a rate of 7.0% per annum. Mr. Brand's advances were repaid with a portion of the net proceeds of the Transaction.

     Mr. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). During the fiscal year ended June 30, 2001, the Company sublet space from ACC and incurred rent expense of $11,000. Employees of the Company perform services for ACC and employees from ACC perform services for the Company from time to time. The Company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, ACC incurred expenses of $36,000 and $126,000 and the Company incurred no expense and $5,000 for the fiscal years ending June 30, 2001 and June 30, 2000, respectively. At June 30, 2001, ACC owed the Company approximately $11,000.

     In April 2000, Mr. Phipps purchased 1.3 million shares of Common Stock from the Company for $812,500, or $0.65 per share. In connection with the purchase, $12,500 was paid in cash from the proceeds of a one-time bonus paid to Mr. Phipps and the remainder was paid in the form of a non-recourse secured promissory note (the "Phipps Note"). The Phipps Note did not bear interest, had no fixed maturity date, and was secured by a pledge of the shares of Common Stock purchased by Mr. Phipps. The Phipps Note would have been satisfied automatically upon the occurrence of the Transaction, which would have constituted a "Change in Control Event" (as defined in the Phipps Note). In connection with the Transaction, the Company and Mr. Phipps agreed to rescind the purchase of these shares and agreed that the Phipps Note would be deemed to be canceled and of no further force or effect. Mr. Phipps also agreed to forego certain payments that would have been owed to him by the Company in connection with the satisfaction of the Phipps Note. The Company has been advised that, in connection with the Transaction, Mr. Phipps entered into a stock purchase and nominee agreement with an Existing Holder pursuant to which Mr. Phipps purchased
1.3 million shares of Common Stock from the Existing Holder and certain related entities for an aggregate purchase price of $100,000 which was paid in the form of a full recourse promissory note. The Company has been advised that this note bears interest at a rate of 5% per annum and matures on December 31, 2003, subject to earlier acceleration upon the occurrence of certain events. The Company also has been advised that this note would be deemed satisfied by the Existing Holder upon the occurrence of a Recovery Event (defined in the Phipps Note as the recovery by the Existing Holder and certain related entities of one-half or more of the amounts invested by such entities in the Company), and that a Recovery Event has occurred.

     Pursuant to the terms of the Transaction, options to purchase 150,000 shares of Common Stock were issued to each of Frank A. Brand, Jean-Francois Carreras and Mark B. Fisher, former directors of the Company. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire, subject to earlier termination, ten years from the date of grant.

     Options to purchase an aggregate of 8.9 million shares of Common Stock also were issued under the Stock Compensation Program to certain employees of the Company and to certain employees of L-3 to be designated by L-3 in connection with the Transaction. All of such options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), vest in equal installments of one-third per year and expire, subject to earlier termination, ten years from the date of grant.

     In addition, pursuant to the Transaction, options to purchase an aggregate of 12.7 million shares of Common Stock were granted to L-3 and certain of the Existing Holders (with each such party having the ability to direct all or part of its options to certain parties). Options to acquire 129,282 shares were directed to Mr. Phipps. These options have an exercise price of $0.54 per share (subject to adjustment in certain circumstances), are immediately exercisable and expire ten years from the date of grant.

     STOCKHOLDERS AGREEMENT

     Pursuant to the terms of the Stockholders Agreement, the number of directors comprising the Board of Directors was set at seven. The Existing Holders have the right to designate three directors so long as they continue beneficially to own at least 15% of the outstanding Common Stock (as determined pursuant to a specified formula). If the Existing Holders beneficially own less than 15% of the outstanding Common Stock (as so determined), the number of directors they have the right to appoint will be reduced to two. If the Existing Holders beneficially own less than 10% of the outstanding Common Stock, they no longer will have the right to designate directors of the Company. L-3 has the right under the Stockholders Agreement to designate the remaining members of the Board of Directors so long as it continues to be the owner of at least 25% of the outstanding Common Stock (as so determined).

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

     Pursuant to the terms of the Stockholders Agreement, the Existing Holders effected the conversion or exchange of their outstanding debt securities and warrants, waived certain anti-dilution rights, including rights resulting from the Transaction, waived certain registration and other rights and consented to the Transaction.

     The Stockholders Agreement terminates upon the earliest to occur of (i) the consummation of a Public Offering, (ii) with respect to L-3 or an Existing Holder, when such party has effected the transfer of its entire ownership interest in the Company, (iii) the consummation of a "Company Sale" (as defined in the Stockholders Agreement) approved by a Special Director Majority or a Special Stockholder Majority in accordance with the Purchase Agreement, and (iv) the written mutual consent of L-3 and the Existing Holders that collectively own a majority of the Common Stock Equivalents then held by all Existing Holders.

     REGISTRATION RIGHTS AGREEMENT

     In connection with the Transaction, the Company, L-3 and the Existing Holders entered into a Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the terms of the Registration Rights Agreement, L-3 (or certain qualifying holders of shares purchased by L-3) has the right to demand at any time that the Company effect the registration of the shares of Common Stock acquired by L-3 for offering and sale under applicable securities laws (subject to certain black-out provisions described below). L-3 (or such qualifying successors) have the right to make four such demands. Under the Registration Rights Agreement, one or more Existing Holders meeting certain requirements have the right to demand that the Company effect the registration of the shares of Common Stock acquired by such Existing Holders (and any other Existing Holders who timely agree to participate in such offering) for offering and sale under applicable securities laws (subject to certain black-out provisions described below). The Existing Holders have the right to make two such demands. A registration effected pursuant to the provisions described above is hereinafter referred to as a "Long-Form Registration."

     In addition, if the Company is eligible to effect such registration on Form S-3 (or a successor form), L-3 and the Existing Holders have the unlimited right to demand that the Company effect the registration of their shares of Common Stock (a "Short-Form Registration") so long as the shares to be offered for the benefit of the requesting holders (and any other parties to the Registration Rights Agreement who timely agree to participate in such offering) are reasonably expected to have an aggregate offering price of at least $1.0 million.

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

4.1         Form of Series J Warrant, as amended (previously filed as Exhibit
            4.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

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

10.7 Agreement of Lease, dated as of April 22, 1997, by and between the Company and Reckson FS Limited Partnership (previously filed as
            Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.8 Lease, dated November 30, 1998, by and between 611 Industrial Way, L.L.C. and the Company (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 (file no. 0-10696) and incorporated herein by reference).

10.9 Employment Agreement, dated as of July 10, 2000, by and between the Company and Charles S. Brand (previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K, dated July 11, 2000 (file no. 0-10696) and incorporated herein by reference).

10.10 Employment Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps with the Non-Qualified Stock Option Agreement, dated as of July 10, 2000, by and between the Company and Norman M. Phipps attached as Schedule A thereto (previously filed as
            Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.11 LogiMetrics, Inc. 1997 Stock Compensation Program, as amended (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (file no. 0-10696) and incorporated herein by reference).

10.12       Form of Indemnification Agreement for Directors (previously filed as
            Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (file no. 0-10696) and incorporated herein by reference).

10.13       Legacy Group I Loans Extension Agreement dated as of November 15,
            2001.

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

                                       LOGIMETRICS, INC.

Date: November 21, 2001            By: /s/ John S. Mega
                                       ----------------
                                   JOHN S. MEGA
                                   ACTING PRESIDENT

          In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 21, 2001            By: /s/ Frank C. Lanza
                                       ------------------
                                   FRANK C. LANZA
                                   CHAIRMAN OF THE BOARD

Date: November 21, 2001            By: /s/ John S. Mega
                                       ----------------
                                   JOHN S. MEGA
                                   ACTING PRESIDENT
                                   (PRINCIPAL EXECUTIVE OFFICER)

Date: November 21, 2001            By: /s/ James C. Ebbesen
                                       --------------------
                                   JAMES C. EBBESEN
                                   CONTROLLER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: November 21, 2001            By: /s/ Christopher C. Cambria
                                       --------------------------
                                   CHRISTOPHER C. CAMBRIA
                                   VICE PRESIDENT, SECRETARY AND DIRECTOR

Date: November 21, 2001            By: /s/ Jay B. Langner
                                       ------------------
                                   JAY B. LANGNER, DIRECTOR

Date: November 21, 2001            By: /s/ Robert V. LaPenta
                                       ---------------------
                                   ROBERT V. LAPENTA
                                   DIRECTOR