Form 10QSB
period 2001-09-30
LOGIMETRICS INC
filed 2001-12-10
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

          Common Stock, par value         Outstanding at November 30, 2001:
               $.01 per share                        171,276,858 shares

           Transitional Small Business Disclosure Format (check one):

                      Yes [ ]                         No [X]

                        LOGIMETRICS, INC. AND SUBSIDIARY

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                            PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - September 30, 2001............................................................3

Consolidated Statements of Operations-
   Three months ended September 30, 2001 and 2000..........................................................4

Consolidated Statements of Cash Flows -
   Three months ended September 30, 2001 and 2000 .........................................................5

Notes to Consolidated Financial Statements -
   Three months ended September 30, 2001 and 2000 .........................................................6-7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........................................8-9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................10

SIGNATURES.................................................................................................11

                        LOGIMETRICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2001

                                   (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash                                                              $         93,720
     Accounts receivable                                                         12,905
     Inventories (Note 3)                                                        10,868
     Prepaid expenses and other current assets                                   10,129
                                                                                 ------

       Total current assets                                                     127,622

     Property, plant and equipment, net                                       2,289,156
     Other assets                                                                57,474
                                                                                 ------

TOTAL ASSETS                                                            $     2,474,252
                                                                              =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Accounts payable and other accrued expenses (Note 4)              $      1,418,067
      Net liabilities of discontinued operations (Note 2)                      2,243,789
      Current portion of long-term debt (Note 5)                                 491,546
                                                                                 -------
        Total current liabilities                                              4,153,402


      Long-term debt (Note 5)                                                  1,679,806
                                                                               ---------

TOTAL LIABILITIES                                                              5,833,208
                                                                               ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
      Preferred Stock:
         Par value $.01; 5,000,000 shares authorized;
         none issued                                                                  --
      Common Stock:
         Par value $.01; 350,000,000 shares authorized;
         170,610,191 shares issued and outstanding                             1,706,102
      Additional paid-in capital                                              31,561,478
      Accumulated deficit                                                    (36,472,086)
      Stock subscriptions receivable (Note 6)                                   (154,450)
                                                                               ---------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (3,358,956)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $     2,474,252
                                                                               =========


              See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,

                                                                         2001              2000
                                                                         ----              ----
      Revenues                                              $          10,542  $      1,792,018
      Costs and expenses:
        Cost of revenues                                               78,280           976,539
        Selling, general and administrative expenses                  581,207           842,899
        Research and development                                      250,637           259,261
                                                                      -------           -------

      Loss from operations                                           (899,582)         (286,681)

      Interest expense                                                 68,308           126,118
                                                                      -------           -------

        Net loss from continuing operations                 $        (967,890) $       (412,799)
                                                                     =========         =========

      Discontinued operations:
        Recovery of liabilities from discontinued operations           21,590                --
                                                                      -------           -------

        Net loss                                            $        (946,300) $       (412,799)
                                                                     =========         =========

      Basic and diluted loss per common share (Note 7):

        Net loss from continuing operations                             (0.01)             0.00
        Recovery of liabilities from discontinued operations             0.00                --
                                                                        -----              ----

        Net loss                                                        (0.01)             0.00
                                                                        =====              ====

      Basic and diluted weighted average
        number of common shares (Note 7)                          170,568,524       154,094,588
                                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                             2001             2000
                                                                                             ----             ----
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                            $   (946,300)    $    (412,799)
                                                                                             -------           -------

    Recovery from discontinued operations                                                    (21,590)               --
    Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                                       199,763            73,730
         Accrued interest expense                                                             40,889           101,456
         Increase (decrease) in cash from:
            Accounts receivable                                                               31,831          (361,793)
            Inventories                                                                         (704)          (26,246)
            Prepaid expenses and other current assets                                         25,429               464
            Accounts payable and accrued expenses                                           (353,117)       (2,488,529)
                                                                                             -------         ---------

              Total adjustments                                                              (77,499)       (2,700,918)
                                                                                              ------         ---------

    Net cash used in operating activities:                                                (1,023,799)       (3,113,717)
                                                                                           ---------         ---------


    CASH FLOWS FROM INVESTING ACTIVITIES -

         Purchases of equipment and fixtures                                                  (7,023)          (79,080)

    CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of common stock                                            1,150,000         8,500,000
         Repayment of equipment capital leases                                              (157,593)          (72,672)
         Loans from stockholders                                                                  --            65,000
         Repayment of loans from stockholders                                                     --        (1,059,852)
         Repayment of debt                                                                        --        (3,355,466)
                                                                                             -------         ---------
    Net cash provided by financing activities                                                992,407         4,077,010
                                                                                             -------         ---------

    NET CASH USED IN DISCONTINUED OPERATIONS                                                 (37,840)          (39,118)
                                                                                              ------            ------

    NET (DECREASE) INCREASE IN CASH                                                          (76,255)          845,095

    CASH, beginning of period                                                                169,975            20,170
                                                                                             -------            ------

    CASH, end of period                                                                 $     93,720      $    865,265
                                                                                              ======           =======




















                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Financial Statements

The accompanying consolidated financial statements include the accounts of LogiMetrics, Inc. ("LogiMetrics") and its wholly owned subsidiary, mmTech, Inc. ("mmTech") (collectively, the "Company"). All intercompany balances and transactions have been eliminated. Certain amounts in the fiscal year 2001 financial statements have been reclassified to conform with the fiscal year 2002 presentation.

The balance sheet as of September 30, 2001, the statements of operations for the three-month periods ended September 30, 2001 and 2000, and the statements of cash flows for the three-month periods ended September 30, 2001 and 2000, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

2.       Discontinued Operations

In February 2000, the Company disposed of its high-power amplifier business (the "New York Business") to Signal Technology Corporation ("Signal"). The New York Business is reported as a discontinued operation for all periods presented. The consolidated balance sheet and statements of operations and cash flows, and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation. The Company recorded a recovery of $21,590 for the three months ended September 30, 2001 related to the settlement of certain liabilities associated with its discontinued operations at amounts less than originally anticipated.

The liability recorded related to the discontinued operations is as follows:

                                                 Balance at                    Recovery of                Balance at
                                               July 1, 2001       Payments     Liabilities        September 30, 2001
                                               ------------       --------     -----------        ------------------
          Purchase order accruals               $   976,739       $     --         $    --               $   976,739
          Property lease accrual                    381,424         37,840              --                   343,584
          Legal and accounting                      197,268             --              --                   197,268
          Other                                     747,788             --          21,590                   726,198
                                                    -------             --          ------                   -------
          Total                                 $ 2,303,219       $ 37,840         $21,590               $ 2,243,789
                                                ===========       ========         =======               ===========

3.       Inventories

Inventories at September 30, 2001 consist of raw material and components.

4.      Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at September 30, 2001:

Accounts payable                                                 $         311,049
Accrued professional fees                                                  133,735
Accrued payroll                                                             44,522
Customer Deposit                                                           100,011
Other accrued expenses                                                     828,750
                                                                           -------
                                                                 $       1,418,067
                                                                         ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


5.       Long-Term Debt

Long-term debt consists of the following at September 30, 2001:

Bridge Notes                                         $  1,169,084
Capital lease obligations                               1,002,268
                                                        ---------
                                                        2,171,352
   Less: current portion                                  491,546
                                                          -------
                                                     $  1,679,806
                                                        =========

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2002            $   390,261
Fiscal year ending June 30, 2003              1,592,244
Fiscal year ending June 30, 2004                188,847
                                              ---------
                                            $ 2,171,352
                                              =========

6.       Stock Subscriptions Receivable

Stock subscriptions receivable at September 30, 2001 consists of notes from former officers. By agreement, such amounts are payable at the rate of $0.25 per common share as shares are sold.

7.       Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each of the periods presented. The loss per share calculations for the three-month periods ended September 30, 2001 and September 30, 2000 do not give effect to common stock equivalents because they would have an antidilutive effect.

8.       Related Party Transactions

Mr. Charles S. Brand owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). Employees from the Company perform services for ACC and employees from ACC perform services for the Company from time to time. The company utilizing such services pays to the company providing such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, the Company recorded revenues from ACC $0 and $15,000, and incurred expenses of $0 and $9,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. At September 30, 2001, ACC owed the Company approximately $8,000.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented. There has been no operational activity related to the discontinued operations during the three-month period ended September 30, 2001.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The results of operations presented below are for the Company's continuing operations; amounts have been rounded to the nearest $10,000.

Net revenues for the three months ended September 30, 2001 decreased $1.8 million, or 99.4%, to $10,000 from $1.8 million for the comparable period of 2000. The decrease in revenues for the three months ended September 30, 2001 resulted from the completion of several programs for two customers during the quarter ended September 30, 2000. These programs were not replaced during the quarter ended September 30, 2001.

Cost of revenues for the three months ended September 30, 2001 decreased $900,000, or 92.0%, to $80,000 from $980,000 for the comparable period of 2000.
The decrease resulted primarily from the lower level of sales.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 decreased $260,000, or 31.0%, to $580,000 from $840,000 for the comparable period of 2000. The decrease in SG&A expenses primarily resulted from the reversal of certain accruals and reduced personnel costs. The Company's management has implemented certain measures, including head count reductions, to reduce the Company's expense base in light of existing and expected market conditions.

Research and development expenses for the three months ended September 30, 2001 decreased $10,000, or 3.3%, to $250,000 from $260,000 for the comparable period of 2000.

Interest expense for the three months ended September 30, 2001 decreased $60,000, or 45.8%, to $70,000 from $130,000 for the comparable period of 2000, primarily as a result of a lower level of average outstanding indebtedness due to the conversion on July 10, 2000 of all of the Company's convertible debt securities into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans out of the proceeds of the investment by L-3 Communications Corporation ("L-3") in the Company. See "Liquidity and Capital Resources."

The Company recorded a recovery of $20,000 for the three months ended September 30, 2001 related to the settlement of certain liabilities associated with its discontinued operations at amounts less than originally anticipated.

For the reasons discussed above, the Company recorded a net loss for the three months ended September 30, 2001 of $950,000, compared to a net loss of $410,000 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash of approximately $90,000. At such date, the Company had total current assets of approximately $130,000 and total current liabilities of $4.2 million.

Net cash used in operating activities was $1.0 million for the three months ended September 30, 2001, compared to $3.1 million for the comparable period in 2000. Net cash used in operating activities during the three months ended September 30, 2001 resulted primarily from a net loss of $950,000 and a decrease of $350,000 in accounts payable and accrued expenses, offset in part by a recovery from discontinued operations of $20,000, and depreciation and amortization expense of $200,000. Net cash used in operating activities during the three months ended September 30,

LOGIMETRICS, INC. AND SUBSIDIARY

2000 resulted primarily from a net loss of $410,000, a decrease of $2.5 million in accounts payable and accrued expenses and an increase of $360,000 in accounts receivable, offset in part by an increase of $100,000 in accrued interest expense.

Net cash used in investing activities was $10,000 and $80,000 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively. Net cash used in investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $1.0 million for the three-month period ended September 30, 2001, and $4.1 million for the comparable period in 2000. Net cash provided by financing activities during the three-month period ended September 30, 2001 resulted from L-3's purchase of additional shares of Common Stock of the Company, pursuant to the terms of the Purchase Agreement dated July 10, 2000 between L-3 and the Company, offset in part by the repayment of equipment capital leases of $160,000. Net cash provided by financing activities during the three-month period ended September 30, 2000 resulted from L-3's purchase of $8.5 million of the Company's Common Stock, offset in part by the repayment of $4.4 million of certain outstanding indebtedness, and by the repayment of equipment capital leases of $70,000. At November 30, 2001, L-3 was committed to purchase an additional 567,000 shares of the Company's Common Stock for $850,000.

Net cash used in discontinued operations was $40,000 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively.

From July 1, 2000 to September 30, 2001, the Company raised $18.2 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities. Management believes that the remaining funding commitment from L-3 and the Company's existing backlog provides sufficient funding for its operations through the next fiscal year, however, there can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Form 10-QSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; adverse conditions in the telecommunications services market; the Company's history of losses and cash constraints; the Company's failure to generate sufficient cash flow from operations to meet its working capital needs; the Company's dependence on the broadband wireless telecommunications market and uncertainties relating to the size and timing of any such market that ultimately develops; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on future product development and market acceptance of the Company's products in the broadband wireless telecommunications market; the Company's limited proprietary technology; possible fluctuations in quarterly results; the effects of competition; risks related to international business operations; and the Company's dependence on a limited number of suppliers. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission ("SEC"), news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LOGIMETRICS, INC. AND SUBSIDIARY

The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the SEC, particularly the Company's Form 10-KSB for the year ended June 30, 2001, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

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


                                             LOGIMETRICS, INC.

Dated: December 7, 2001                 By:  /s/ James C. Ebbesen
                                             --------------------
                                             James C. Ebbesen
                                             Controller
                                             and Principal Accounting Officer