Form 10QSB
period 2001-12-31
LOGIMETRICS INC
filed 2002-02-14
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

      Common Stock, par value             Outstanding at December 31, 2001:

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

Consolidated Balance Sheet - December 31, 2001.................................3

Consolidated Statements of Operations:
   Three months ended December 31, 2001 and 2000
   Six months ended December 31, 2001 and 2000...............................4-5

Consolidated Statements of Cash Flows -
   Six months ended December 31, 2001 and 2000 ................................6

Notes to Consolidated Financial Statements -
   Six months ended December 31, 2001 and 2000 ..............................7-8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9-12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................12

SIGNATURES....................................................................13

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash                                                   $    907,902
   Accounts receivable                                         728,885
   Inventories (Note 3)                                        120,434
   Prepaid expenses and other current assets                     5,920

         Total current assets                                1,763,141

   Property, plant and equipment, net                        2,094,716
   Other assets                                                 57,474
                                                          ------------
TOTAL ASSETS                                              $  3,915,331
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 4)   $    656,276
   Net liabilities of discontinued operations (Note 2)       1,284,565
   Current portion of long-term debt (Note 5)                1,648,726
                                                          ------------
         Total current liabilities                           3,589,567

   Long-term debt (Note 5)                                     406,074
                                                          ------------
TOTAL LIABILITIES                                            3,995,641
                                                          ------------
STOCKHOLDERS' DEFICIENCY
   Preferred Stock:
         Par value $.01; 5,000,000 shares authorized;
         none issued                                                --
   Common Stock:
         Par value $.01; 350,000,000 shares authorized;
         171,276,858 shares issued and outstanding           1,712,770

   Additional paid-in capital                               32,554,811
   Accumulated deficit                                     (34,193,441)
   Stock subscriptions receivable (Note 6)                    (154,450)
                                                          ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                 (80,310)
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $  3,915,331
                                                          ============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      December 31,
                                                             ------------------------------
                                                                  2001             2000
                                                             -------------    -------------
Revenues                                                     $   1,649,357    $     272,286
Costs and expenses:
  Cost of revenues                                                  63,594          426,541
  Selling, general and administrative expenses                     (74,655)         673,107
  Research and development                                         246,394          355,523
                                                             -------------    -------------
Income (loss) from operations                                    1,414,024       (1,182,885)

Interest expense                                                    56,520           96,268

  Net income (loss) from continuing operations                   1,357,504       (1,279,153)

Discontinued operations (Note 2):
  Recovery of liabilities from discontinued operations             921,142               --
                                                             -------------    -------------
  Net income (loss)                                          $   2,278,646    $  (1,279,153)
                                                             =============    =============

Basic and diluted income (loss) per common share (Note 7):

  Net income (loss) from continuing operations               $        0.01    $       (0.01)
  Recovery of liabilities from discontinued operations                  --               --
                                                             -------------    -------------
  Net income (loss)                                          $        0.01    $       (0.01)

Basic and diluted weighted average
  number of common shares (Note 7)                             171,276,858      169,681,878
                                                             =============    =============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                      December 31,
                                                             -----------------------------
                                                                  2001            2000
                                                             -------------   -------------
Revenues                                                     $   1,659,900   $   2,064,304
Costs and expenses:
  Cost of revenues                                                 141,874       1,403,080
  Selling, general and administrative expenses                     506,554       1,516,006
  Research and development                                         497,031         614,784
                                                             -------------   -------------
Income (loss) from operations                                      514,441      (1,469,566)

Interest expense                                                   124,828         222,386
                                                             -------------   -------------
  Net income (loss) from continuing operations                     389,613      (1,691,952)

Discontinued operations (Note 2):
  Recovery of liabilities from discontinued operations             942,732              --
                                                             -------------   -------------
  Net income (loss)                                          $   1,332,345   $  (1,691,952)
                                                             =============   =============

Basic and diluted income (loss) per common share (Note 7):

  Net income (loss) from continuing operations               $        0.00   $       (0.01)
  Recovery of liabilities from discontinued operations                0.01              --
                                                             -------------   -------------
  Net income (loss)                                          $        0.01   $       (0.01)

Basic and diluted weighted average
  number of common shares (Note 7)                             170,922,699     161,888,233
                                                             =============   =============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                   $  1,332,345    $ (1,691,952)
                                                    ------------    ------------
Recovery from discontinued operations                   (942,732)             --
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Depreciation and amortization                       399,278         219,557
     Accrued interest expense                             81,778          77,688
     Increase (decrease) in cash from:
        Accounts receivable                             (684,149)        195,810
        Inventories                                     (110,270)        (22,520)
        Prepaid expenses and other current assets         29,637          (7,585)
        Accounts payable and accrued expenses         (1,114,907)     (2,586,250)
                                                    ------------    ------------
          Total adjustments                           (2,341,365)     (2,123,300)
                                                    ------------    ------------
Net cash used in operating activities                 (1,009,020)     (3,815,252)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -

     Purchases of equipment and fixtures                 (12,097)       (285,615)
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock            2,150,000      12,000,000
     Repayment of equipment capital leases              (315,034)       (151,795)
     Loans from stockholders                                  --          65,000
     Repayment of loans from stockholders                     --      (1,059,852)
     Repayment of debt                                        --      (3,737,567)
                                                    ------------    ------------
Net cash provided by financing activities              1,834,966       7,115,786
                                                    ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS                 (75,922)     (2,175,398)
                                                    ------------    ------------
NET INCREASE IN CASH                                     737,927         839,521

CASH, beginning of period                                169,975          20,170
                                                    ------------    ------------
CASH, end of period                                 $    907,902    $    859,691
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

The balance sheet as of December 31, 2001, the statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000, and the statements of cash flows for the six-month periods ended December 31, 2001 and 2000, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

2. Discontinued Operations

In February 2000, the Company disposed of its high-power amplifier business (the "New York Business") to Signal Technology Corporation ("Signal"). The New York Business is reported as a discontinued operation for all periods presented. In connection with the sale of the New York Business, the Company established a reserve against anticipated obligations of the New York Business retained by the Company. During the six months ended December 31, 2001, the Company effected the settlement of certain of those obligations previously accrued at amounts less than originally reserved. As a result, the Company reversed approximately $940,000 of the reserve.

The liability recorded related to the discontinued operations is as follows:

                                Balance at                    Recovery of           Balance at
                              July 1, 2001       Payments     Liabilities    December 31, 2001
                              ------------       --------     -----------    -----------------
   Purchase order accruals       $ 976,739         $   --        $635,793            $ 340,946
   Property lease accrual          381,424         75,922              --              305,502
   Legal and accounting            197,268             --         177,267               20,001
   Other                           747,788             --         129,672              618,116
                               -----------       --------        --------          -----------
   Total                       $ 2,303,219       $ 75,922        $942,732          $ 1,284,565
                               ===========       ========        ========          ===========

3. Inventories

Inventories consist of the following at December 31, 2001:

   Work in process                          $  109,160
   Raw materials and components                 11,274
                                            ----------
   Total                                    $  120,434

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at December 31, 2001:

Accounts payable                                      $   162,532
Accrued vacation                                          147,440
Accrued property lease expense                             53,693
Accrued payroll                                            52,377
Accrued plant expansion costs                              51,147
Accrued professional fees                                  50,946
Other accrued expenses                                    138,141
                                                      -----------
                                                      $   656,276
5.       Long-Term Debt

Long-term debt consists of the following at December 31, 2001:

Bridge Notes                                          $ 1,209,973
Capital lease obligations                                 844,827
                                                      -----------
                                                        2,054,800
   Less: current portion                                1,648,726
                                                      -----------
                                                      $   406,074

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2002                      $   443,960
Fiscal year ending June 30, 2003                        1,421,993
Fiscal year ending June 30, 2004                          188,847
                                                      -----------
                                                      $ 2,054,800

6. Stock Subscriptions Receivable

Stock subscriptions receivable at December 31, 2001 consists of notes from former officers. By agreement, such amounts are payable at the rate of $0.25 per common share as shares are sold.

7. Income (Loss) Per Share

Basic income or loss per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each of the periods presented. Diluted income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares plus common equivalent shares outstanding, unless the effect is antidilutive, during each of the periods presented. The diluted income (loss) per share calculations for the three-month and six-month periods ended December 31, 2000 and December 31, 2001 do not give effect to common stock equivalents because they would have an antidilutive effect.

8. Related Party Transactions

Mr. Charles S. Brand, an officer of the Company, owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). Historically, employees from the Company performed services for ACC and employees from ACC performed services for the Company from time to time. The company that utilized such services paid to the company that provided such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, the Company recorded no revenues or expenses related to ACC for the six months ended December 31, 2001. The Company recorded revenues from ACC of $31,000 and $46,000, and incurred expenses of $17,000 and $26,000 for the three-month and six-month periods ended December 31, 2000, respectively. At December 31, 2001, ACC owed the Company approximately $6,000.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented. There has been no operational activity related to the discontinued operations during the six-month period ended December 31, 2001.

The Company's results for the three and six months ended December 31, 2001 were materially positively affected by certain non-recurring events described more fully below:

In connection with the sale of the New York Business, the Company established a reserve against anticipated obligations of the New York Business retained by the Company. During the six months ended December 31, 2001, the Company effected the settlement of certain of those obligations previously accrued at amounts less than originally reserved. As a result, the Company reversed approximately $940,000 of the reserve.

In addition, during the three months ended December 31, 2001, the Company entered into a revised purchase order agreement (the "Revised Agreement") with one of its customers. Pursuant to the Revised Agreement, the Company agreed to amend certain purchase orders previously issued to the Company and the customer agreed to make certain payments to the Company upon the delivery of certain designs, prototypes and other equipment. During the three months ended December 31, 2001, the Company recognized approximately $1.6 million of revenues under the Revised Agreement related to the delivery of certain designs, prototypes and other equipment. Substantially all of the costs relating to the Company's performance of the Revised Agreement were accrued in prior periods, when the related work was performed. As a result, the Revised Agreement resulted in significant revenues to the Company during the three months ended December 31, 2001.

Selling, general and administrative ("SG&A") expenses for the three and six months ended December 31, 2001 also were positively impacted by the reversal of certain accruals made in prior periods. These accruals related to, among other things, the settlement of certain obligations relating to the Company's continuing operations at amounts less than originally anticipated or estimated. The reversal of these accruals totaling $580,000 resulted in negative SG&A expenses for the three months ended December 31, 2001.

These non-recurring items had the effect of increasing the Company's net income by approximately $3.1 million and $3.2 million for the three and six months ended December 31, 2001, respectively. Accordingly, results for the three and six months ended December 31, 2001 are not necessarily comparable to results that can be expected for any other interim period or for the fiscal year ending June 30, 2002. Investors should consider the impact of these nonrecurring items in analyzing the Company's financial condition, results of operations, business and prospects for periods subsequent to December 31, 2001.

RESULTS OF OPERATIONS

The results of operations presented below are for the Company's continuing operations; amounts have been rounded to the nearest $10,000.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net revenues for the three months ended December 31, 2001 increased $1.3 million, or 505.7%, to $1.6 million from $270,000 for the comparable period of 2000. The increase in revenues for the three months ended December 31, 2001 resulted from the completion of certain milestones contained in the Revised Agreement described above, partially offset by lower equipment sales.

Cost of revenues for the three months ended December 31, 2001 decreased $370,000, or 85.1%, to $60,000 from $430,000 for the comparable period of 2000.
The decrease resulted primarily from overhead reductions, including head count reductions implemented during previous quarters. As described above, cost of sales related to the revenue recognized under the Revised Agreement was incurred in prior periods.

LOGIMETRICS, INC. AND SUBSIDIARY

SG&A expenses for the three months ended December 31, 2001 decreased $740,000, or 111.1%, to $(70,000) from $670,000 for the comparable period of 2000. As described above, the decrease in SG&A expenses primarily resulted from the reversal of certain accruals and reduced personnel costs. In addition to the head count reductions discussed above, the Company's management has implemented certain other measures to reduce the Company's expense base in light of existing and expected market conditions.

Research and development expenses for the three months ended December 31, 2001 decreased $110,000, or 30.7%, to $250,000 from $360,000 for the comparable period of 2000. The decrease in research and development expenses primarily resulted from lower levels of personnel expense.

Interest expense for the three months ended December 31, 2001 decreased $40,000, or 41.3%, to $60,000 from $100,000 for the comparable period of 2000, primarily as a result of a lower level of average outstanding indebtedness due to the conversion on July 10, 2000 of all of the Company's convertible debt securities into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans out of the proceeds of the investment by L-3 Communications Corporation ("L-3") in the Company. See "Liquidity and Capital Resources."

For the reasons discussed above, the Company recorded net income for the three months ended December 31, 2001 of $2.3 million, compared to a net loss of $1.3 million for the comparable period in 2000.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Net revenues for the six months ended December 31, 2001 decreased $400,000, or 19.6%, to $1.7 million from $2.1 million for the comparable period of 2000. The decrease in revenues for the six months ended December 31, 2001 resulted from the completion of several programs for one customer during the six months ended December 31, 2000, partially offset by revenues resulting from the completion of certain milestones contained in the Revised Agreement.

Cost of revenues for the six months ended December 31, 2001 decreased $1.3 million, or 89.9%, to $140,000 from $1.4 million for the comparable period of 2000. As described above, cost of revenues related to the revenue recognized under the Revised Agreement was incurred in prior periods. In addition, cost of revenues decreased as a result of the lower level of sales and reductions in personnel and other overhead.

SG&A expenses for the six months ended December 31, 2001 decreased $1.0 million, or 66.6%, to $510,000 from $1.5 million for the comparable period of 2000. As described above, the decrease in SG&A expenses primarily resulted from the reversal of certain accruals and reduced personnel costs. In addition to the head count reductions discussed above, the Company's management has implemented certain other measures to reduce the Company's expense base in light of existing and expected market conditions.

Research and development expenses for the six months ended December 31, 2001 decreased $110,000, or 19.2%, to $500,000 from $610,000 for the comparable period of 2000. The decrease in research and development expenses primarily resulted from lower levels of personnel expense.

Interest expense for the six months ended December 31, 2001 decreased $100,000, or 43.9%, to $120,000 from $220,000 for the comparable period of 2000, primarily as a result of a lower level of average outstanding indebtedness due to the conversion on July 10, 2000 of all of the Company's convertible debt securities into shares of the Company's Common Stock and the repayment of certain outstanding loans out of the proceeds of the investment by L-3 in the Company. See "Liquidity and Capital Resources."

For the reasons discussed above, the Company recorded net income for the six months ended December 31, 2001 of $1.3 million, compared to a net loss of $1.7 million for the comparable period in 2000.

LOGIMETRICS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash of approximately $910,000. At such date, the Company had total current assets of approximately $1.8 million and total current liabilities of approximately $3.6 million.

Net cash used in operating activities was $1.0 million for the six months ended December 31, 2001, compared to $3.8 million for the comparable period in 2000. Net cash used in operating activities during the six months ended December 31, 2001 resulted primarily from net income of $1.3 million and depreciation and amortization expense of $400,000, offset by a decrease of $1.1 million in accounts payable and accrued expenses, a recovery from discontinued operations of $940,000 and an increase in accounts receivable of $680,000. Net cash used in operating activities during the six months ended December 31, 2000 resulted primarily from a net loss of $1.7 million and a decrease of $2.6 million in accounts payable and accrued expenses, offset in part by depreciation and amortization expense of $220,000, a decrease of $200,000 in accounts receivable and $80,000 in accrued interest expense.

Net cash used in investing activities was $10,000 and $290,000 for the six-month periods ended December 31, 2001 and December 31, 2000, respectively. Net cash used in investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $1.8 million for the six-month period ended December 31, 2001, and $7.1 million for the comparable period in 2000. Net cash provided by financing activities during the six-month period ended December 31, 2001 resulted from L-3's purchase of additional shares of Common Stock of the Company, pursuant to the terms of the Purchase Agreement dated July 10, 2000 between L-3 and the Company, offset in part by the repayment of equipment capital leases of $320,000. Net cash provided by financing activities during the six-month period ended December 31, 2000 resulted from L-3's purchase of $12.0 million of the Company's Common Stock, offset in part by the repayment of $4.8 million of certain outstanding indebtedness, and by the repayment of equipment capital leases of $150,000. At December 31, 2001, L-3 was committed to purchase an additional 567,000 shares of the Company's Common Stock for $850,000.

Net cash used in discontinued operations was $80,000 and $2.2 million for the six-month periods ended December 31, 2001 and December 31, 2000, respectively.

From July 1, 2000 to December 31, 2001, the Company raised $19.2 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities; however, there can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives. Management believes that the remaining funding commitment from L-3 and the Company's existing backlog provides sufficient funding for its operations through the fiscal year ending June 30, 2002.

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

                                     LOGIMETRICS, INC.

Dated: February 14, 2002             By: /s/ James C. Ebbesen
                                         --------------------
                                         James C. Ebbesen
                                         Controller, Principal Financial Officer
                                         and Principal Accounting Officer