Form 10QSB
period 2002-03-31
LOGIMETRICS INC
filed 2002-05-15
CIK 60128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

       Common Stock, par value            Outstanding at April 30, 2002:
           $.01 per share                        171,276,858 shares

           Transitional Small Business Disclosure Format (check one):

                        Yes [ ]                  No [X]

                        LOGIMETRICS, INC. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - March 31, 2002....................................3

Consolidated Statements of Operations:
   Three months ended March 31, 2002 and 2001
   Nine months ended March 31, 2002 and 2001.................................4-5

Consolidated Statements of Cash Flows -
   Nine months ended March 31, 2002 and 2001 ..................................6

Notes to Consolidated Financial Statements -
   Nine months ended March 31, 2002 and 2001 ................................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.........10-13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................15

                        LOGIMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                           $    470,969
   Accounts receivable                                                   3,935
   Inventories (Note 3)                                                169,497
   Prepaid expenses and other current assets                             2,963
                                                                  ------------
         Total current assets                                          647,364

   Property, plant and equipment, net                                1,903,813
   Other assets                                                         58,774
                                                                  ------------
TOTAL ASSETS                                                      $  2,609,951
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and other accrued expenses (Note 4)           $    571,977
   Net liabilities of discontinued operations (Note 2)                 958,551
   Current portion of long-term debt (Note 5)                        1,442,319
                                                                  ------------
         Total current liabilities                                   2,972,847

   Long-term debt (Note 5)                                             298,804
                                                                  ------------
TOTAL LIABILITIES                                                    3,271,651
                                                                  ------------

STOCKHOLDERS' DEFICIENCY
   Preferred Stock:
         Par value $.01; 5,000,000 shares authorized;
         none issued                                                        --
   Common Stock:
         Par value $.01; 350,000,000 shares authorized;
         171,276,858 shares issued and outstanding                   1,712,770

   Additional paid-in capital                                       32,554,811
   Accumulated deficit                                             (34,774,831)
   Stock subscriptions receivable (Note 6)                            (154,450)
                                                                  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (661,700)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $  2,609,951
                                                                  ============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,

                                                             2002             2001
                                                         -------------    -------------
Revenues                                                 $      60,300    $     295,301
Costs and expenses:
  Cost of revenues                                             118,389          398,463
  Selling, general and administrative expenses                 506,783          742,064
  Research and development                                     213,180          289,688
                                                         -------------    -------------
Loss from operations                                          (778,052)      (1,134,914)

Interest expense                                                62,755           82,659
                                                         -------------    -------------
  Net loss from continuing operations                         (840,807)      (1,217,573)

Discontinued operations (Note 2):
  Recovery of liabilities from discontinued operations         259,417               --
                                                         -------------    -------------
  Net loss                                               $    (581,390)   $  (1,217,573)
                                                         =============    =============

Basic and diluted loss per common share (Note 7):

  Net loss from continuing operations                    $        0.00    $       (0.01)
  Recovery of liabilities from discontinued operations            0.00               --
                                                         -------------    -------------

  Net loss                                               $        0.00    $       (0.01)
                                                         =============    =============

Basic and diluted weighted average
  number of common shares (Note 7)                         171,276,858      169,376,887
                                                         =============    =============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       March 31,

                                                                  2002             2001
                                                             -------------    -------------
Revenues                                                     $   1,720,200    $   2,359,605
Costs and expenses:
  Cost of revenues                                                 260,264        1,801,544
  Selling, general and administrative expenses                   1,013,336        2,258,069
  Research and development                                         710,211          904,472
                                                             -------------    -------------
Loss from operations                                              (263,611)      (2,604,480)

Interest expense                                                   187,583          305,045
                                                             -------------    -------------
  Net loss from continuing operations                             (451,194)      (2,909,525)

Discontinued operations (Note 2):
  Recovery of liabilities from discontinued operations           1,202,149               --
                                                             -------------    -------------
  Net income (loss)                                          $     750,955    $  (2,909,525)
                                                             =============    =============

Basic and diluted income (loss) per common share (Note 7):

  Net income (loss) from continuing operations               $        0.00    $       (0.02)
  Recovery of liabilities from discontinued operations                0.01               --
                                                             -------------    -------------
  Net income (loss)                                          $        0.01    $       (0.02)
                                                             =============    =============
Basic and diluted weighted average
  number of common shares (Note 7)                             171,039,023      164,348,010
                                                             =============    =============

                 See Notes to Consolidated Financial Statements

                        LOGIMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                                March 31,
                                                          2002            2001
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                     $    750,955    $ (2,909,525)
                                                      ------------    ------------

Recovery from discontinued operations                   (1,202,149)             --
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Depreciation and amortization                         592,748         373,512
     Accrued interest expense                               11,194          95,137
     Increase (decrease) in cash from:
        Accounts receivable                                 40,801         140,700
        Inventories                                       (159,333)          1,179
        Prepaid expenses and other current assets           32,594         (28,917)
        Other assets                                        (1,300)             --
        Accounts payable and other accrued expenses     (1,199,205)     (3,352,107)
                                                      ------------    ------------
          Total adjustments                             (1,884,650)     (2,770,496)
                                                      ------------    ------------
Net cash used in operating activities                   (1,133,695)     (5,680,021)
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES -

     Purchases of equipment and fixtures                   (14,664)       (696,217)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock              2,150,000      16,000,000
     Repayment of equipment capital leases                (429,933)       (304,027)
     Loans from stockholders                                    --          65,000
     Repayment of loans from stockholders                       --      (1,059,852)
     Repayment of debt                                    (128,195)     (5,282,520)
                                                      ------------    ------------
Net cash provided by financing activities                1,591,872       9,418,601
                                                      ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS                  (142,519)     (2,292,121)
                                                      ------------    ------------
NET INCREASE IN CASH                                       300,994         750,242

CASH, beginning of period                                  169,975          20,170
                                                      ------------    ------------
CASH, end of period                                   $    470,969    $    770,412
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

The balance sheet as of March 31, 2002, the statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001, and the statements of cash flows for the nine-month periods ended March 31, 2002 and 2001, are unaudited. Such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending June 30, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

2. Discontinued Operations

In February 2000, the Company disposed of its high-power amplifier business (the "New York Business") to Signal Technology Corporation. The New York Business is reported as a discontinued operation for all periods presented. In connection with the sale of the New York Business, the Company established a reserve against anticipated obligations of the New York Business retained by the Company. During the nine months ended March 31, 2002, the Company effected the settlement of certain of those previously accrued obligations at amounts less than originally reserved. As a result, the Company reversed approximately $1.2 million of the reserve.

The liability recorded related to the discontinued operations is as follows:

                                Balance at                  Recovery of       Balance at
                              July 1, 2001      Payments    Liabilities   March 31, 2002
                              ------------      --------    -----------   --------------
   Purchase order accruals     $  976,739     $   23,359     $  635,793     $  317,587
   Property lease accrual         381,424        119,160             --        262,264
   Legal and accounting           197,268             --        177,267         20,001
   Other                          747,788             --        389,089        358,699
                               ----------     ----------     ----------     ----------
   Total                       $2,303,219     $  142,519     $1,202,149     $  958,551
                               ==========     ==========     ==========     ==========

3. Inventories

Inventories consist of the following at March 31, 2002:

   Work in process                          $  109,160
   Raw materials and components                 60,337
                                            ----------
   Total                                    $  169,497
                                            ==========

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4. Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consist of the following at March 31, 2002:

Accounts payable                           $  180,177
Accrued vacation                              140,424
Accrued professional fees                      58,292
Accrued plant expansion costs                  51,147
Accrued property lease expense                 46,981
Accrued payroll                                27,462
Other accrued expenses                         67,494
                                           ----------
                                           $  571,977
                                           ==========

5. Long-Term Debt

Long-term debt consists of the following at March 31, 2002:

Bridge Notes                               $1,011,195
Capital lease obligations                     729,928
                                           ----------
                                            1,741,123
   Less current portion                     1,442,319
                                           ----------
                                           $  298,804
                                           ==========

Principal payments due on all long-term debt consist of the following:

Fiscal year ending June 30, 2002           $  131,811
Fiscal year ending June 30, 2003            1,420,465
Fiscal year ending June 30, 2004              188,847
                                           ----------
                                           $1,741,123
                                           ==========

6. Stock Subscriptions Receivable

Stock subscriptions receivable at March 31, 2002 consists of notes from former officers. By agreement, such amounts are payable at the rate of $0.25 per common share as shares are sold.

7. Income (Loss) Per Share

Basic income or loss per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each of the periods presented. Diluted income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares plus common equivalent shares outstanding, unless the effect is antidilutive, during each of the periods presented. The diluted income (loss) per share calculations for the three-month and nine-month periods ended March 31, 2002 and March 31, 2001 do not give effect to common stock equivalents because they would have an antidilutive effect.

8. Related Party Transactions

Mr. Charles S. Brand, an officer of the Company, owns 40% of the outstanding common stock of Advanced Control Components, Inc. ("ACC"). Prior to April 1, 2001, employees from the Company performed services for ACC and employees from ACC performed services for the Company from time to time. Under these arrangements, the company that utilized such services paid to the company that provided such services an amount equal to two times the base hourly salary of the employees providing such services for the number of hours involved. Pursuant to such arrangements, the Company recorded no revenues or expenses related to ACC for the nine months ended March 31, 2002. The Company recorded revenues from ACC of $2,000 and $36,000, and no expenses for the three-month and nine-month periods ended

                        LOGIMETRICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


March 31, 2001, respectively. At March 31, 2002, ACC owed the Company approximately $3,000. This amount was paid in full subsequent to March 31, 2002.

LOGIMETRICS, INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2000, the Company disposed of its high-power amplifier business, formerly conducted by the Company at its Bohemia, New York facility (the "New York Business"). The operations of the New York Business have been presented as "discontinued" in all periods presented. There has been no operational activity related to the discontinued operations during the nine-month period ended March 31, 2002.

The Company's results for the three and nine months ended March 31, 2002 were materially positively affected by certain non-recurring events described more fully below:

In connection with the sale of the New York Business, the Company established a reserve against anticipated obligations of the New York Business retained by the Company. During the nine months ended March 31, 2002, the Company effected the settlement of certain of those previously accrued obligations at amounts less than originally reserved. As a result, the Company reversed approximately $1.2 million of the reserve.

In addition, during the nine months ended March 31, 2002, the Company entered into a revised purchase order agreement (the "Revised Agreement") with one of its customers. Pursuant to the Revised Agreement, the Company agreed to amend certain purchase orders previously issued to the Company and the customer agreed to make certain payments to the Company upon the delivery of certain designs, prototypes and other equipment. During the nine months ended March 31, 2002, the Company recognized approximately $1.6 million of revenues under the Revised Agreement related to the delivery of certain designs, prototypes and other equipment. Substantially all of the costs relating to the Company's performance of the Revised Agreement were accrued in prior periods, when the related work was performed. As a result, the Revised Agreement resulted in significant incremental revenues to the Company during the nine months ended March 31, 2002 without a similar increase in expenses.

Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 2002 also were positively impacted by the reversal of certain accruals. These accruals related to, among other things, the settlement of certain obligations relating to the Company's continuing operations at amounts less than originally estimated. The reversal of these accruals totaled $700,000, resulting in significantly lower SG&A expenses for the nine months ended March 31, 2002 compared with the comparable period of 2001.

These non-recurring items had the effect of reducing the Company's net loss by approximately $600,000 for the three months ended March 31, 2002. Additionally, these non-recurring items had the effect of increasing net income by approximately $3.7 million for the nine months ended March 31, 2002. Accordingly, results for the three and nine months ended March 31, 2002 are not necessarily comparable to results that can be expected for any other interim period or for the fiscal year ending June 30, 2002. Investors should consider the impact of these nonrecurring items in analyzing the Company's financial condition, results of operations, business and prospects for periods subsequent to March 31, 2002.

RESULTS OF OPERATIONS

The results of operations presented below are for the Company's continuing operations; amounts have been rounded to the nearest $10,000.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net revenues for the three months ended March 31, 2002 decreased $240,000, or 79.6%, to $60,000 from $300,000 for the comparable period of 2001. The decrease in revenues for the three months ended March 31, 2002 resulted from the completion of a program for one customer. All revenues in the three-month period ended March 31, 2002 related to equipment sales. Revenues for the three months ended March 31, 2001 included equipment sales of $110,000 and non-recurring engineering sales of $190,000. The Company expects equipment sales to represent its main source of revenue going forward.

LOGIMETRICS, INC. AND SUBSIDIARY

Cost of revenues for the three months ended March 31, 2002 decreased $280,000, or 70.3%, to $120,000 from $400,000 for the comparable period of 2001. The decrease resulted primarily from overhead reductions, including head count expense reductions of $160,000 and reduced direct material purchases of $80,000 due to lower sales volumes. Other savings totaled $40,000, the largest of which was a decrease of $20,000 in tools and supplies expense.

SG&A expenses for the three months ended March 31, 2002 decreased $230,000, or 31.7%, to $510,000 from $740,000 for the comparable period of 2001. The decrease in SG&A expenses primarily resulted from reduced personnel costs of $110,000 and travel expenses of $40,000. Other savings totaled $80,000, the largest of which was a decrease of $20,000 in office expenses. In addition to the head count reductions discussed above, the Company's management has implemented certain other measures to reduce the Company's expense base in light of existing and expected market conditions.

Research and development expenses for the three months ended March 31, 2002 decreased $80,000, or 26.4%, to $210,000 from $290,000 for the comparable period of 2001. The decrease in research and development expenses resulted from lower levels of personnel expense.

Interest expense for the three months ended March 31, 2002 decreased $20,000, or 24.1%, to $60,000 from $80,000 for the comparable period of 2001, as a result of a lower level of average outstanding indebtedness due to the repayment in full of the Company's revolving credit facility in the quarter ended March 31, 2001.

For the reasons discussed above, the Company recorded a net loss from continuing operations for the three months ended March 31, 2002 of $840,000, compared to a net loss of $1.2 million for the comparable period in 2001.

Nine months Ended March 31, 2002 Compared to Nine months Ended March 31, 2001

Net revenues for the nine months ended March 31, 2002 decreased $640,000, or 27.1%, to $1.7 million from $2.4 million for the comparable period of 2001. The decrease in revenues for the nine months ended March 31, 2002 resulted from the completion of several programs for one customer during the nine months ended March 31, 2001, partially offset by revenues recognized pursuant to the Revised Agreement described above and other broadband equipment sales. Net revenues for the nine months ended March 31, 2001 included equipment sales of $1.4 million, reimbursement for certain expenses incurred in connection with the modification of one contract for one of the Company's customers of $600,000 and non-recurring engineering sales of $400,000. Net revenues for the nine months ended March 31, 2002 included reimbursement for certain expenses incurred in connection with the modification of one contract for one of the Company's customers of $700,000, delivery of certain design packages of $560,000, non-recurring engineering sales of $190,000 and $250,000 of equipment sales. The Company expects equipment sales to represent its main source of revenue going forward.

Cost of revenues for the nine months ended March 31, 2002 decreased $1.5 million, or 85.6%, to $260,000 from $1.8 million for the comparable period of 2001. As described above, cost of revenues related to the revenue recognized under the Revised Agreement was incurred in prior periods. In addition, cost of revenues decreased as a result of the lower level of sales and reductions in personnel and other overhead. Savings resulting from reductions in personnel totaled $640,000. Reductions in direct material purchases totaled $710,000 and other savings totaled $150,000, the largest of which was a decrease of $80,000 in tools and supplies expense.

SG&A expenses for the nine months ended March 31, 2002 decreased $1.3 million, or 55.1%, to $1.0 million from $2.3 million for the comparable period of 2001. As described above, the decrease in SG&A expenses primarily resulted from the reversal of certain accruals and reduced personnel costs. Accrual reversals totaled $710,000 and included a net favorable litigation settlement of $440,000, vendor purchase order reversals of $160,000 and other reductions of $130,000, the largest of which was a decrease of $40,000 in estimated warranty expense. Savings from reduced personnel costs totaled $420,000. Other savings totaled $180,000, the largest of which was a decrease of $60,000 in commission expense. In addition to the head count reductions, the Company's management has implemented certain other measures to reduce the Company's expense base in light of existing and expected market conditions.

LOGIMETRICS, INC. AND SUBSIDIARY

Research and development expenses for the nine months ended March 31, 2002 decreased $200,000, or 21.5%, to $700,000 from $900,000 for the comparable period of 2001. The decrease in research and development expenses resulted from lower levels of personnel expense.

Interest expense for the nine months ended March 31, 2002 decreased $120,000, or 38.5%, to $190,000 from $310,000 for the comparable period of 2001, primarily as a result of a lower level of average outstanding indebtedness due to the conversion on July 10, 2000 of all of the Company's convertible debt securities into shares of the Company's common stock, par value $0.01 per share (the "Common Stock") and the repayment of certain outstanding loans out of the proceeds of the investment by L-3 Communications Corporation ("L-3") in the Company. See "Liquidity and Capital Resources."

For the reasons discussed above, the Company recorded a net loss from continuing operations for the nine months ended March 31, 2002 of $450,000, compared to $2.9 million for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash of approximately $470,000. At such date, the Company had total current assets of approximately $650,000 and total current liabilities of approximately $3.0 million.

Net cash used in operating activities was $1.1 million for the nine months ended March 31, 2002, compared to $5.7 million for the comparable period in 2001. Net cash used in operating activities during the nine months ended March 31, 2002 resulted primarily from net income of $750,000 and depreciation and amortization expense of $600,000, offset by a decrease of $1.2 million in accounts payable and other accrued expenses, a recovery from discontinued operations of $1.2 million and an increase in inventory of $160,000. Net cash used in operating activities during the nine months ended March 31, 2001 resulted primarily from a net loss of $2.9 million and a decrease of $3.4 million in accounts payable and other accrued expenses, offset in part by depreciation and amortization expense of $370,000, and decreases of $140,000 in accounts receivable and $100,000 in accrued interest expense.

Net cash used in investing activities was $15,000 and $700,000 for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively. Net cash used in investing activities in each period resulted from the purchase of equipment to support the Company's operations.

Net cash provided by financing activities was $1.6 million for the nine-month period ended March 31, 2002, and $9.4 million for the comparable period in 2001. Net cash provided by financing activities during the nine-month period ended March 31, 2002 resulted from L-3's purchase of $2.2 million of additional shares of Common Stock of the Company, pursuant to the terms of a purchase agreement dated July 10, 2000 between L-3 and the Company, offset in part by the repayment of equipment capital leases of $430,000 and the repayment of $130,000 of certain outstanding indebtedness. Net cash provided by financing activities during the nine-month period ended March 31, 2001 resulted from L-3's purchase of $16.0 million of the Company's Common Stock, offset in part by the repayment of $6.3 million of certain outstanding indebtedness, and by the repayment of equipment capital leases of $300,000. At March 31, 2002, L-3 was committed to purchase an additional 567,000 shares of the Company's Common Stock for $850,000.

Net cash used in discontinued operations was $140,000 and $2.3 million for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

From July 1, 2000 to March 31, 2002, the Company raised $19.2 million from the sale of its Common Stock to L-3 to fund a portion of its cash flow needs. However, to date, the Company has continued to record losses and has failed to generate sufficient cash flow to fund working capital requirements. To the extent that the Company is unable to meet its working capital requirements by generating positive cash flow from operations, the Company intends to continue to fund a portion of its working capital requirements through the sale of its securities; however, there can be no assurance that the Company can continue to finance its operations through the sale of securities or as to the terms of any such sales that may occur in the future. If the Company is unable to attain profitable operations and to generate sufficient cash flow or to obtain sufficient financing to fund its operations, the Company may not be able to achieve its growth objectives.

LOGIMETRICS, INC. AND SUBSIDIARY

Management believes that the remaining funding commitment from L-3 and the Company's existing backlog provides sufficient funding for its operations through the fiscal year ending June 30, 2002.

The following table sets forth the contractual obligations of the Company as of March 31, 2002:

Contractual Obligation               Total       Less than 1 year    1-3 years
----------------------               -----       ----------------    ---------
Long-term Debt                     1,011,195        1,011,195               --
Capital Lease Obligations            729,928          431,124          298,804
Operating Leases                     757,273          384,263          373,010
                                   ---------        ---------        ---------
Total Contractual Obligations      2,498,396        1,826,582          671,814
                                   =========        =========        =========

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

                                     LOGIMETRICS, INC.

Dated: May 15, 2002                  By: /s/ James C. Ebbesen
                                         --------------------
                                         James C. Ebbesen
                                         Controller, Principal Financial Officer
                                         and Principal Accounting Officer